Form 10-Q
period 2017-06-30
CHINA BIOTECH HOLDINGS Ltd (del)
filed 2017-08-15
CIK 1672886

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

                OR

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from        to

Commission file number  000-55631

China Biotech Holdings Limited
(Exact name of registrant as specified in its charter)

Delaware	81-2310905
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
Yes [X]    No  [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [_]	Accelerated Filer [_]
Non-accelerated filer [_]	Smaller reporting company [X]
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [X]    No  [_]

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.

Class	Outstanding at August 11, 2017
Common Stock, par value $0.0001	8,500,000

Documents incorporated by reference:            None

FINANCIAL STATEMENTS

Unaudited Condensed Balance Sheets as of June 30, 2017 and June 30, 2016	2

Unaudited Condensed Statement of Operations for the three months and six months ended June 30, 2017 and for the period from April 1,2016 (inception) to June 30. 2106	3

Unaudited Condensed Statement of Cash Flows for the three months ended June 30, 2017 and for the period from April 1, 2016 (inception) to June 30, 2016	4

Notes to Unaudited Condensed Financial Statements	5-9

CHINA BIOTECH HOLDINGS LIMITED
UNAUDITED BALANCE SHEET

	June 30, 2017	June 30, 2016
ASSETS
Current assets
Cash	$-	$-
Total assets	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accrued liabilities	$1,000	$1,250
Total liabilities	$1,000	$1,250

Stockholders' Equity
Preferred stock, $0.0001 par value 20,000,000 shares authorized; none issued and outstanding	-	-
Common Stock, $0.0001 par value, 100,000,000 shares authorized; 8,500,000 shares issued and outstanding	850	2,000
Discount on Common Stock	(850)	(2,000)
Additional paid-in capital	1,712	312
Accumulated deficit	(2,712)	(1,562)

Total stockholders' deficit	(1,000)	(1,250)

Total liabilities and stockholders' deficit	-	-

The accompanying notes are an integral part of these unaudited financial statements.

China Biotech Holdings Limited
UNAUDITED STATEMENTS OF OPERATIONS

	For three months and six months ended June 30, 2017	For the period from April 4, 2016 (inception) to June 30, 2016

Revenue	$-	$-
Cost of revenue	-	-
Gross profit	-
Operating expenses	-	1,562
Operating loss	-	(1,562)

Loss before income taxes	-	(1,562)
Income tax expense	-	-

Net loss	$-	$(1,562)

Loss per share - basic and diluted	-	-

Weighted average shares - basic and diluted	8,500,000	20,000,000

The accompanying notes are an integral part of these unaudited financial statements.

China Biotech Holdings Limited
UNAUDITED STATEMENT OF CASH FLOWS

	For three months and six months ended June 30, 2017	For the period from April 4, 2016 (inception) to June 30, 2016

Net loss	$-	$(1,562)

Non-cash adjustments to reconcile net loss to net cash:
Expenses paid for by stockholder and contributed as capital	-	312

Changes in Operating Assets and Liabilities:
Accrued liability	-	1,250

Net cash provided by (used in) operating activities	-	-

Net increase in cash	-	-

Cash, beginning of period	-	-

Cash, end of period	$-	$-

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Income tax	$-	$-

Interest	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

China Biotech Holdings Limited
Notes to Unaudited Condensed Financial Statements

NOTE 1   NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

China Biotech Holdings Limited (formerly Agate Island Acquisition Corporation) was incorporated on April 4, 2016 under the laws of the state of Delaware to engage  in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company has been in the developmental stage since inception and its operations to date have been limited to issuing shares to its original shareholders and effecting a change in control.

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

In May 2017, he Company filed a Form 8-K announcing the change in its name to China Biotech Holdings Limited.

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

Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") were omitted pursuant to such rules and regulations. The results for the three months ended June 30, 2017 are not necessarily indicative of the results to be expected for the year ending December 31, 2017.

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

CASH

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The Company did not have cash equivalents as of June 30, 2017.

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance Corporation limit as of June 30,2017.

INCOME TAXES

Under ASC 740, "Income Taxes," deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized.  As of June 30, 2017, there were no deferred taxes due to the uncertainty of the realization of net operating loss or carry forward prior to expiration.

LOSS PER COMMON SHARE

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity.  As of June 30, 2017, there are no outstanding dilutive securities.

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

In August 2016, the FASB issued ASU No. 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, to  address diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows". The  amendments provide guidance on the following eight specific cash flow issues: (1) Debt Prepayment or Debt Extinguishment Costs; (2) Settlement of Zero-Coupon Debt Instruments or Other Debt Instruments with Coupon Interest Rates That Are Insignificant in Relation to the Effective Interest Rate of the Borrowing; (3) Contingent Consideration Payments Made after a Business Combination; (4) Proceeds from the Settlement of Insurance Claims; (5) Proceeds from the Settlement of Corporate-Owned Life Insurance Policies, including Bank-Owned; (6) Life Insurance Policies; (7) Distributions Received from Equity Method Investees; (8) Beneficial Interests in Securitization Transactions; and Separately Identifiable Cash Flows and Application of the Predominance Principle. The amendments are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The amendments should be applied using a retrospective transition method to each period presented. If it is impracticable to apply the amendments retrospectively for some of the issues, the amendments for those issues would be applied prospectively as of the earliest date practicable. The Company is currently evaluating the impact of this new standard on its financial statements and related disclosures.

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

NOTE 2 - GOING CONCERN

The Company has not yet generated any revenue since inception to date and ad a working capital deficit of $1,000 and an accumulated deficit of $2,712 as of June 30, 2017.  The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its members or other sources, as may be required.

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

NOTE 3 - ACCRUED LIABILITIES

As of June 30, 2017 and 2016, the Company had an accrued professional fee of $1,000 and $1,250 respectively.

NOTE 4 - STOCKHOLDERS' DEFICIT

On April 4, 2016, the Company issued 20,000,000 founders common stock to two directors and officers.  On May 3, 2017, the Company effected a change of its control. The Company cancelled an aggregate of 19,500,000 shares of the then 20,000,000 shares of outstanding stock valued at par.  James M. Cassidy resigned as the Company's president, secretary and director and James McKillop resigned as the Company's vice president and director.  Tingting Chang was then named sole director of the Company and was named President, Secretary and Chief Financial Officer of the Company. On May 4, 2017, the Company issued 8,000,000 shares of its common stock to Tingting Chang for no consideration as a result of the change in control

The Company is authorized to issue 100,000,000 shares of common stock and 20,000,000 shares of preferred stock. As of June 30,2017 and 2016, 8,500,000 and 20,000,000 shares of common stock respectively and no preferred stock were issued and outstanding.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

China Biotech Holdings Limited (formerly Agate Island Acquisition Corporation) was incorporated on April 4, 2016 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company is a blank check company and qualifies as an "emerging growth company" as defined in the Jumpstart Our Business Startups Act which became law in April, 2012.

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

Subsequent to the change in control, the Company intends to concentrate on the research, development and sale of health products to promote resistance to Alzheimer's disease and elderly mental degradation and to assist cerebrovascular patient treatment and recovery.  The Company intends to primarily focus on the health benefits that can be, and have been, derived from Acer Truncatum, a unique tree species native to China.  The Company intends to develop seed oil from the tree that contains 6% nervonic acid for use in further medical research and as an additive to certain food products such as tea, spices and protein drinks to promote mental health and prevention of brain disease such as Alzheimer's, Parkinson's and aging degradation.

As of June 30, 2017, the Company had not generated revenues and had no income or cash flows from operations since inception.  The Company had an accumulated deficit of $2,712 for three months ended and as of June 30, 2017.

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

Change in control

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the past years, the Company has issued its common stocks pursuant to Section 4(2) of the Securities Act of 1933 at par as follows:

On April 4, 2016. the Company issued the following shares of its common stock:

Name	Number of Shares
James Cassidy	10,000,000
James McKillop	10,000,000

of which 19,500,000 shares were cancelled pro rata on May 3, 2017.

On May 4, 2017, the Company issued the following shares of its common stock for no consideration as a result of the change in control:

Tingting Chang	8,000,000

As of June 30, 2017, the Company had 8,500,000 shares of common stocks.

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

CHINA BIOTECH HOLDINGS LIMITED

Dated: August 11, 2017	By:	/s/ Tingting Chang
Tingting Chang
President, Chief Financial Officer