Form 10-Q/A
period 2017-06-30
CHINA BIOTECH HOLDINGS Ltd (del)
filed 2017-11-20
CIK 1672886

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q/A
AMENDMENT NO. 1

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

         Suite 2431, Sun Hung Kai Centre
               30 Harbour Road, Wanchai, Hong Kong.
 (Address of principal executive offices)  (zip code)

+852 2919 8916
(Registrant's telephone number, including area code)

9454 Wilshire Boulevard, #612
Beverly Hills, CA 90212
(Former address)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]    No  [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company) Emerging Growth Company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [X]    No  [_]

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.

Class	Outstanding at November 17, 2017
Common Stock, par value $0.0001	8,500,000

Documents incorporated by reference:            None

EXPLANATORY NOTES

We are filing this Amendment No. 1 on Form 10-Q/A to amend and restate in their entirety the following items of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 as originally filed with the Securities and Exchange Commission on August 15, 2017 (the “Original Form 10-Q”): (i) Item 1 of Part I “Financial Information,” (ii) Item 2 of Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” (iii) Item 2 of Part II, “Unregistered Sales of Equity Securities and Use of Proceeds” and we have also updated the signature page, the certifications of our Chief Executive Officer and Chief Financial Officer in Exhibits 31.1 and 32.1. No other sections were affected, but for the convenience of the reader, this report on Form 10-Q/A restates in its entirety, as amended, our Original Form 10-Q. This report on Form 10-Q/A is presented as of the filing date of the Original Form 10-Q and does not reflect events occurring after that date, or modify or update disclosures in any way other than as required to reflect the restatement described below.

As reported in our Current Report on Form 8-K filed October 2, 2017, we have determined that our previously reported results for the quarter ended June 30, 2017, should not be relied upon because we did not have our quarterly financial results reviewed by our independent accounting firm. As a result of that review, we determined that we understated our accrued liabilities by $3,000, because we did not properly accrue certain professional fees. This also caused us to incur a loss of $650 for the three months ended June 30, 2017. This Amendment No. 1 on Form 10-Q/A reflects the changes in “Financial Information” as well as the necessary conforming changes in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” resulting from the correction of these errors.

FINANCIAL STATEMENTS

Condensed Balance Sheets as of June 30, 2017 (unaudited) and December 31, 2016	2

Unaudited Condensed Statements of Operations for the three months and six months ended June 30, 2017 and for the period from April 4, 2016 (date of inception) to June 30, 2016	3

Unaudited Condensed Statements of Cash Flows for the six months ended June 30, 2017 and for the period from April 4, 2016 (inception) to June 30, 2016	4

Notes to Unaudited Condensed Financial Statements	5-8

CHINA BIOTECH HOLDINGS LIMITED
CONDENSED BALANCE SHEETS

	June 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current assets
Cash	$-	$-
Total assets	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accrued liabilities	$2,000	$750
Total liabilities	2,000	750

Stockholders' Equity
Preferred stock, $0.0001 par value 20,000,000 shares authorized; none issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	-	-
Common Stock, $0.0001 par value, 100,000,000 shares authorized; 8,500,000 and 20,000,000 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	850	2,000
Discount on Common Stock	(850)	(2,000)
Additional paid-in capital	2,712	1,312
Accumulated deficit	(4,712)	(2,062)

Total stockholders' deficit	(2,000)	(750)

Total liabilities and stockholders' deficit	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

China Biotech Holdings Limited
UNAUDITED  CONDENSED STATEMENTS OF OPERATIONS

	For the three months ended June 30, 2017	For the six months ended June 30, 2017	For the period from April 4, 2016 (inception) to June 30, 2016

Revenue	$-	$-	$	$ -
Cost of revenue	-	-		-

Gross profit	-	-		-
Operating expenses	2,000	2,650		1,562

Loss before income taxes	(2000)	(2,650)		(1,562)
Income tax expense	-	-		-

Net loss	$(2000)	$(2,650)		$(1,562)

Loss per share - basic and diluted	$(0.00)	$(0.00)		$(0.00)

Weighted average shares - basic and diluted	12,582,418	16,270,718		20,000,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

China Biotech Holdings Limited
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the six months ended June 30, 2017	For the period from April 4, 2016 (inception) to June 30, 2016

Net loss	$(2,650)	$(1,562)

Non-cash adjustments to reconcile net loss to net cash:
Expenses paid for by stockholder and contributed as capital	1,400	312

Changes in Operating Assets and Liabilities:
Accrued liabilities	1,250	1,250

Net cash provided by (used in) operating activities	-	-

Net change in cash	-	-

Cash, beginning of period	-	-

Cash, end of period	$-	$-

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Income tax	$-	$-

Interest	$-	$-

Noncash Investing and Financing Activities
Common stock issued to officers for no consideration	$800	$-
Redemption of common shares in connection with the change of control	$1,950	$-

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

In May 2017, the Company filed a Form 8-K announcing the change in its name to China Biotech Holdings Limited.

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

Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") were omitted pursuant to such rules and regulations. The results for the six months ended June 30, 2017 are not necessarily indicative of the results to be expected for the year ending December 31, 2017 .

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

CASH

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The Company did not have cash equivalents as of June 30, 2017 and December 31, 2016 respectively.

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance Corporation limit as of June 30, 2017 and December 31, 2016, respectively.

INCOME TAXES

Under ASC 740, "Income Taxes," deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized.  As of June 30, 2017 and December 31, 2016, there were no deferred taxes due to the uncertainty of the realization of net operating loss or carry forward prior to expiration.

LOSS PER COMMON SHARE

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity.  As of June 30, 2017 and December 31, 2016, there are no outstanding dilutive securities .

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

NOTE 2 - GOING CONCERN

The Company has not yet generated any revenue since inception to date and had a working capital deficit of $2,000 and an accumulated deficit of $4,712 as of June 30, 2017 and a working capital deficit of $750 and an accumulated deficit of $2,062 as of December 31, 2016.  The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its members or other sources, as may be required.

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

NOTE 3 - ACCRUED LIABILITIES

As of June 30, 2017 and December 31, 2016, the Company had accrued professional fees of $2,000 and $750 respectively.

NOTE 4 - STOCKHOLDERS' DEFICIT

On April 4, 2016, the Company issued 20,000,000 founders common stock to two directors and officers at par and a total discount of $2,000.  On May 3, 2017, the Company effected a change of its control. The Company cancelled an aggregate of 19,500,000 shares of the then 20,000,000 shares of outstanding stock valued at par.  James M. Cassidy resigned as the Company's president, secretary and director and James McKillop resigned as the Company's vice president and director.  Tingting Chang was then named sole director of the Company and was named President, Secretary and Chief Financial Officer of the Company. On May 4, 2017, the Company issued 8,000,000 shares of its common stock to Tingting Chang at par and a discount of $800 as a result of the change in control.

The Company is authorized to issue 100,000,000 shares of common stock and 20,000,000 shares of preferred stock. As of June 30, 2017 and December 31, 2016, 8,500,000 and 20,000,000 shares of common stock respectively and no preferred stock were issued and outstanding.

NOTE 5 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through November 20, 2017, the date at which the financial statements were available to be issued, and has determined that there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events”.

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

As of June 30, 2017, the Company had not generated revenues and had no income or cash flows from operations since inception.  The Company had a net loss of $2,650 and an accumulated deficit of $4,712 for the six months ended and as of June 30, 2017 .

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

Change in control

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

On May 4, 2017, the Company issued 8,000,000 shares of its common stock to Tingting Chang at par and a discount of $800 as a result of the change in control.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk.

Information not required to be filed by Smaller reporting companies.

ITEM 4.  Controls and Procedures.

Disclosures and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our principal executive officer (who is also the principal financial and accounting officer) carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures under the Exchange Act. Based upon that evaluation, she concluded that our disclosure controls and procedures were not effective as of June 30, 2017, due to the material weaknesses resulting from a lack of personnel, the fact that the Board of Directors consists of one person and does not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Since inception, the Company has issued its common stock pursuant to the exemption provided by Section 4(a)(2) of the Securities Act of 1933, as amended at par as follows:

On April 4, 2016. the Company issued the following shares of its common stock:

Name	Number of Shares
James Cassidy	10,000,000
James McKillop	10,000,000

of which 19,500,000 shares were cancelled pro rata on May 3, 2017. Both Mr. Cassidy and Mr. McKillop were Accredited Investors (as that term is defined in Rule 501 of Regulation D under the Securities Act of 1933, as amended).

On May 4, 2017, the Company issued the following shares of its common stock for no consideration as a result of the change in control:

Tingting Chang	8,000,000

Ms. Chang is a resident and citizen of the Peoples Republic of China, and as such is a non-U.S. person (as that term is defined in Regulation S adopted under the Securities Act of 1933, as amended). The securities were issued in an offshore transaction in which we relied on the exemptions from the registration requirements provided for in Regulation S and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

As of June 30, 2017, the Company had 8,500,000 shares of common stock issued and outstanding.

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

ITEM 6.  EXHIBITS

(a)     Exhibits

31.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA BIOTECH HOLDINGS LIMITED

By:   /s/ CHANG TingTing
     CHANG TingTing, President and Chief Financial Officer

Dated:  November 20, 2017