Form 10-Q
period 2017-09-30
CHINA BIOTECH HOLDINGS Ltd (del)
filed 2017-11-20
CIK 1672886

  SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

+852 29198916
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	[X]
(Do not check if a smaller reporting company) Emerging Growth Company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [X]    No  [_]

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.

Class	Outstanding at November 17, 2017
Common Stock, par value $0.0001	8,500,000

Documents incorporated by reference:            None

FINANCIAL STATEMENTS

Condensed Balance Sheets as of September 30, 2017 (unaudited) and December 31, 2016	2

Unaudited Condensed Statements of Operations for the three and nine months ended September 30, 2017 and for the three months ended September 30, 2016 and for the period from April 4, 2016 (inception) to September 30, 2016	3

Unaudited Condensed Statements of Cash Flows for the nine months ended September 30, 2017 and for the period from April 4, 2016 (inception) to September 30, 2016	4

Notes to Unaudited Condensed Financial Statements	5-8

CHINA BIOTECH HOLDINGS LIMITED
CONDENSED BALANCE SHEETS

	September 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current assets
Cash	$-	$-
Total assets	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accrued liabilities	$5,000	$750
Total liabilities	5,000	750

Stockholders' Equity
Preferred stock, $0.0001 par value 20,000,000 shares authorized; none issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	-	-
Common Stock, $0.0001 par value, 100,000,000 shares authorized; 8,500,000 and 20,000,000 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	850	2,000
Discount on Common Stock	(850)	(2,000)
Additional paid-in capital	2,712	1,312
Accumulated deficit	(7,712)	(2,062)

Total stockholders' deficit	(5,000)	(750)

Total liabilities and stockholders' deficit	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

China Biotech Holdings Limited
UNAUDITED STATEMENTS OF OPERATIONS

	For the three months ended September 30, 2017	For the three months ended September 30, 2016	For the nine months ended September 30, 2017	For the period from April 4, 2016 (inception) to September 30, 2016

Revenue	$-	$-	$-	$-
Cost of revenue	-	-	-	-
Gross profit	-	-	-	-
Operating expenses	3,000	250	5,650	1,812
Loss before income taxes	(3,000)	(250)	(5,650)	(1,812)
Income tax expense	-	-	-	-

Net loss	$(3,000)	$(250)	$(5,650)	$(1,812)

Loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares - basic and diluted	8,500,000	20,000,000	13,652,015	20,000,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

China Biotech Holdings Limited
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the nine months ended September 30, 2017	For the period from April 4, 2016 (inception) to September 30, 2016

Net loss	$(5,650)	$(1,812)

Non-cash adjustments to reconcile net loss to net cash:
Expenses paid for by stockholder and contributed as capital	1,400	1,312

Changes in Operating Assets and Liabilities:
Accrued liabilities	4,250	500

Net cash provided by (used in) operating activities	-	-

Net change in cash	-	-

Cash, beginning of period	-	-

Cash, end of period	$-	$-

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Income tax	$-	$-
Interest	$-	$-

Noncash Investing and Financing Activities
Common stock issued to officers for no consideration	$800	$-
Redemption of common shares in connection with the change of control	$1,950	$-

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

Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") were omitted pursuant to such rules and regulations. The results for the nine months ended September 30, 2017 are not necessarily indicative of the results to be expected for the year ending December 31, 2017.

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

CASH

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The Company did not have cash equivalents as of September 30, 2017 and December 31, 2016, respectively.

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance Corporation limit as of September 30, 2017 and December 31, 2016, respectively.

INCOME TAXES

Under ASC 740, "Income Taxes," deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized.  As of September 30, 2017 and December 31, 2016, there were no deferred taxes due to the uncertainty of the realization of net operating loss or carry forward prior to expiration.

LOSS PER COMMON SHARE

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity.  As of September 30, 2017 and December 31, 2016, there are no outstanding dilutive securities.

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

NOTE 2 - GOING CONCERN

The Company has not yet generated any revenue since inception to date and had a working capital deficit of $5,000 and an accumulated deficit of $7,712 as of September 30, 2017 and a working capital deficit of $750 and an accumulated deficit of $2,062 as of December 31, 2016.  The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its members or other sources, as may be required.

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

NOTE 3 - ACCRUED LIABILITIES

As of September 30, 2017 and December 31,2016, the Company had accrued professional fees of $5,000 and $750, respectively.

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

The Company is authorized to issue 100,000,000 shares of common stock and 20,000,000 shares of preferred stock. As of September 30, 2017 and December 31, 2016, 8,500,000 and 20,000,000 shares of common stock respectively and no preferred stock were issued and outstanding.

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

As of September 30, 2017, the Company had not generated revenues and had no income or cash flows from operations since inception.  The Company had a net loss of $5,650 and an accumulated deficit of $7,712 for the nine months ended and as of September 30, 2017.

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

ITEM 4.  Controls and Procedures.

Disclosures and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our principal executive officer (who is also the principal financial and accounting officer) carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures under the Exchange Act. Based upon that evaluation, she concluded that our disclosure controls and procedures were not effective as of September 30, 2017, due to the material weaknesses resulting from a lack of personnel, the fact that the Board of Directors consists of one person and does not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.

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

As of September 30, 2017, the Company had 8,500,000 shares of common stock issued and outstanding.

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