Form 10-K
period 2017-12-31
CHINA BIOTECH HOLDINGS Ltd (del)
filed 2018-04-17
CIK 1672886

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
or
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _____________

Commission file number:   000-55631

CHINA BIOTECH HOLDINGS LIMITED
(Exact name of registrant as specified in its charter)
Delaware	81-2310905
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 2432, Sun Hung Kai Centre
30 Harbour Road
Wanchai, Hong Kong
 (Address of principal executive offices)
                                     +852 25747287
(Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:
None
Securities registered pursuant to section 12(g) of the Act:
          __  Common Stock, $.0001 par value per share______
  (Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes [_]  No [X]
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes [_]  No [X]
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
Yes [_] No [X]
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
Yes  [X]  No [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check One).

Large accelerated filer	[_]	Accelerated filer	[_]
Non-accelerated filer (Do not check if a smaller reporting company)	[_]	Smaller reporting company Emerging growth company	[X] [X]
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
Yes [X]  No [_]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [X]  No [_]
The aggregate market value of Common Stock held by non-affiliates of the registrant on June 30, 2017, was $NIL based on a $NIL average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second quarter, June 30, 2017.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes [_] No [_]
There were 8,500,000 shares of Common Stock, $0.0001 par value, of the issuer issued and outstanding as of March 31, 2018.

FORWARD-LOOKING STATEMENTS

Certain statements made in this Annual Report on Form 10-K are "forward-looking statements" (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of China Biotech Holdings Limited (the "Company") to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based, in part, on assumptions involving its ability to identify a target candidate, to negotiate the terms of the acquisition of the target candidate and then to consummate the acquisition. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

PART I

Item 1.	Description of Business.

History

      China Biotech Holdings Limited (formerly Agate Island Acquisition Corporation and China Biotech Company Corporation) ("China Biotech," the "Company" or the "Registrant") was incorporated on April 4, 2016 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The current business purpose of the Company is to seek the acquisition of, or merger with, an existing company.

On March 13, 2017, the Company changed its name to China Biotech Holdings Limited. The Company changed its name in anticipation of entering into a transaction with a company in China engaged in the Biopharma or Biotech industry. To date the Company had not entered into an agreement with a China based company, although it anticipates that it will do so during the 2018 fiscal year. Further, management is considering acquiring or entering into an agreement with a company affiliated with the Company's President and controlling shareholder that has been formed to primarily focus on the health benefits associated with the Acer Truncatum tree that is native to China. Seed oil from the tree contains 6% nervonic acid, which has been shown to promote resistance to Alzheimer's disease and mental degradation associated with aging, and to assist with cerebrovascular patient treatment and recovery.

On May 3, 2017, the Company effected a change of its control.  The Company cancelled an aggregate of 19,500,000 shares of the then 20,000,000 shares of outstanding stock valued at par.  James M. Cassidy resigned as the Company's president, secretary and director and James McKillop resigned as the Company's vice president and director.  CHANG Ting Ting was then named sole director of the Company and was named President, Secretary and Chief Financial Officer of the Company. On May 4, 2017, the Company issued 8,000,000 shares of its Common Stock to Ting Ting Chang for no consideration as a result of the change in control.

The Company has been in the developmental stage since inception and its operations to date have been limited to issuing shares to its original shareholders, filing a registration statement under the Securities Exchange Act of 1934, as amended ("Exchange Act") and effecting the change in control under which CHANG Ting Ting became the Company's controlling shareholder and sole director. The Company was formed to provide a method for a foreign or domestic private company to become a reporting company with a class of securities registered under the Exchange Act.

The Company registered its Common Stock on a Form 10 registration statement filed pursuant to the Exchange Act and Rule 12(g) thereof.  The Company files with the United States Securities and Exchange Commission ("SEC") periodic and current reports under Rule 13(a) of the Exchange Act, including quarterly reports on Form 10-Q and annual reports on Form 10-K.

The Company has no employees, two officers, one director and three shareholders.

On November 15, 2017, our Board of Directors unanimously adopted resolutions approving the redomicile of the Company from Delaware to the Cayman Islands. The Company will be redomiciled by merging the Company into its wholly-owned Cayman Islands subsidiary (the "Redomicile Merger"). We have obtained all necessary corporate approvals for the Redomicile Merger, and the Company anticipates that the Redomicile Merger will be completed in April 2018. A Definitive Information Statement on Schedule 14C outlining the terms and conditions of the Redomicile Merger was filed with the SEC on January 16, 2018 (the "Information Statement") under the Exchange Act.

Redomicile Merger

The following summary highlights selected information from the Information Statement. To better understand the Redomicile Merger and other transactions contemplated thereby, you should carefully read the entire Information Statement and the exhibits attached thereto.

The Parties to the Merger Agreement and the Plan of Merger

China Biotech Holdings Limited.  The Company is a "shell company" with no current operations and only nominal assets and liabilities.

Zhong Yuan Bio-Technology Holdings Limited.  Zhong Yuan Bio-Technology Holdings Limited ("Zhong Yuan") was formed in July 2016 as an exempted company limited by shares under the laws of the Cayman Islands and is currently a wholly-owned subsidiary of the Company. An "exempted" company under the laws of the Cayman Islands is one which receives such registration as a result of satisfying the Registrar of Companies in the Cayman Islands that it conducts its operations mainly outside of the Cayman Islands and is, as a result, exempted from complying with certain provisions of the Companies Law (2016 Revision) of the Cayman Islands, such as the general requirement to file an annual return of its shareholders with the Registrar of Companies, and is permitted flexibility in certain matters, such as the ability to register by way of continuation in another jurisdiction and be deregistered in the Cayman Islands. Zhong Yuan does not have a significant amount of assets or liabilities and has not engaged in any business since its incorporation other than activities associated with its anticipated participation in the Redomicile Merger.

The principal executive offices of each of the Company and Zhong Yuan are located at Suite 2432, Sun Hung Kai Centre, 30 Harbour Road, Wanchai, Hong Kong; Telephone: +852 29198916; Facsimile: +852 25747287.

Background and Reasons for the Redomicile Merger

We believe that the Redomicile Merger, which would change our place of incorporation from Delaware to the Cayman Islands, (i) would allow us to reduce operational, administrative, legal and accounting costs over the long term because Zhong Yuan is expected to qualify as a foreign private issuer and be exempt from certain rules under the Exchange Act, which is in line with the Company's expectation that, subsequent to a merger with an operating company, the Company's business and operations will be conducted primarily outside of the United States, and (ii) will more closely align our structure with our international corporate strategy. Because we anticipate that, subsequent to our merger with an operating company, substantially all of our executive team and members of our Board of Directors will likely reside outside the United States, we believe that it is advisable to move our place of incorporation outside the United States.

The Merger Agreement

A copy of the Merger Agreement, including the Plan of Merger, is attached to the Information Statement. The Company encourages you to read the entire Merger Agreement and Plan of Merger carefully, as they are the principal documents governing the Redomicile Merger.

Zhong Yuan Ordinary Shares

When the Redomicile Merger is completed, each share of the Company's Common Stock shall convert into the right to receive one ordinary share in the capital of Zhong Yuan, which ordinary shares will be issued by Zhong Yuan in connection with the Redomicile Merger. Following the Redomicile Merger, the former stockholders of the Company will become holders of Zhong Yuan ordinary shares, and Zhong Yuan will own and continue to conduct our business in substantially the same manner as is currently being conducted by the Company. In light of the fact that the Company has only three stockholders, the ordinary shares will be issued to the stockholders of the Company in reliance on exemptions from registration provided by Regulation S with respect to CHANG Ting Ting, and Section 4(a)(2) of the U.S. Securities Act of 1933 (the "Securities Act") with respect to all three shareholders. The share certificates issued by Zhong Yuan will each contain a restrictive legend, and all shares issued will constitute restricted securities.

Treatment of the Company's Options, Warrants and Convertible Securities

In connection with the Redomicile Merger, each outstanding option, warrant or convertible security exercisable or convertible into Common Stock of the Company will be assumed by Zhong Yuan and will become an option, warrant or convertible security exercisable or convertible into an equal number of ordinary shares in the capital of Zhong Yuan under the same terms and conditions.

Board of Directors; Management of Zhong Yuan Following the Redomicile Merger

Following the Redomicile Merger, Zhong Yuan will be managed by the same Board of Directors and executive officers that manage the Company.

Accounting Treatment

The Redomicile Merger will be accounted for as a legal reorganization with no change in ultimate ownership interest immediately before and after the transaction. Accordingly, all assets and liabilities will be recorded at historical cost as an exchange between entities under common control.

Business

The Company is currently considered to be a "blank check" company. The SEC defines those companies as "any development stage company that is issuing a penny stock, within the meaning of Section 3(a)(51) of the Exchange Act, and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies." Under SEC Rule 12b-2 under the Exchange Act, the Company also qualifies as a "shell company," because it has no or nominal assets (other than cash) and no or nominal operations.  Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. There is no trading market in the Company's Common Stock, and there can be no assurance that a trading market of any significance will develop or that there will be any depth to any such market that may develop. Management does not intend to undertake any significant efforts to cause a market to develop in our securities until we have successfully concluded a business combination, and filed a Registration Statement under the Securities Act with the SEC. The Company is subject to the periodic reporting requirements of the Exchange Act under Section 13(a).

We are investigating acquiring a target company or business seeking the perceived advantages of being a publicly held corporation. The Company's principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. Management is considering acquiring or entering into an agreement with a company affiliated with the Company's President and controlling shareholder that has been formed to primarily focus on the health benefits associated with the Acer Truncatum tree that is native to China.  A final decision with respect to whether to acquire the target company associated with the Company's President and controlling shareholder is expected to be made within the next sixty days.

The analysis of new business opportunities will be undertaken by or under the supervision of our management. As of this date, the Company has not entered into any definitive agreement with any party regarding business opportunities for the Company. The Company has unrestricted flexibility in seeking, analyzing and participating in potential business opportunities. In its efforts to analyze potential acquisition targets, the Company will consider the following kinds of factors:

(a)	Potential for growth, indicated by new technology, anticipated market expansion or new products;

(b)	Competitive position as compared to other firms of similar size and experience within the industry segment as well as within the industry as a whole;

(c)	Strength and diversity of management, either in place or scheduled for recruitment;

(d)
Capital requirements and anticipated availability of required funds, to be provided by the Company or from operations, through the sale of additional securities, through joint ventures or similar arrangements or from other sources;

(e)	The cost of participation by the Company as compared to the perceived tangible and intangible values and potentials;

(f)	The extent to which the business opportunity can be advanced;

(g)	The accessibility of required management expertise, personnel, raw materials, services, professional assistance and other required items; and

(h)	Other relevant factors.

In applying the foregoing criteria, no one of which will be controlling, management will attempt to analyze all factors and circumstances and make a determination based upon reasonable investigative measures and available data. Potentially available business opportunities may occur in many different industries, and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Due to the Company's limited capital available for investigation, the Company may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

Competition

In identifying, evaluating and selecting a target business, we may encounter intense competition from other entities having a business objective similar to ours. There are numerous "public shell" companies either actively or passively seeking operating businesses with which to merge in addition to a large number of "blank check" companies formed and capitalized specifically to acquire operating businesses. Additionally, we are subject to competition from other companies looking to expand their operations through the acquisition of a target business. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than the Company and our financial resources will be relatively limited when contrasted with those of many of these competitors. Our ability to compete in acquiring certain sizable target businesses is limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of a target business.

Any of these factors may place us at a competitive disadvantage in successfully negotiating a business combination. Our management believes, however, that our status as a public entity and potential access to the United States public equity markets may give us a competitive advantage over privately-held entities with a business objective similar to ours to acquire a target business on favorable terms.

If we succeed in effecting a business combination, there will be, in all likelihood, intense competition from competitors of the target business. Many of our target business' competitors are likely to be significantly larger and have far greater financial and other resources than our target. Some of these competitors may be divisions or subsidiaries of large, diversified companies that have access to financial resources of their respective parent companies. Our target business may not be able to compete effectively with these companies or maintain them as customers while competing with them on other projects. In addition, it is likely that our target business will face significant competition from smaller companies that have specialized capabilities in similar areas. We cannot accurately predict how our target business' competitive position may be affected by changing economic conditions, customer requirements or technical developments. We cannot assure you that, subsequent to a business combination, we will have the resources to compete effectively.

Form of Acquisition

The manner in which the Company participates in an opportunity will depend upon the nature of the opportunity, the respective needs and desires of the Company and the promoters of the opportunity and the relative negotiating strength of the Company and such promoters.

It is likely that the Company will acquire its participation in a business opportunity through the issuance of Common Stock or other securities of the Company. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called "tax free" reorganization under Section 368(a)(1) of the Internal Revenue Code of 1986, as amended (the "Code") depends upon whether the owners of the acquired business own 80% or more of the voting stock of the surviving entity. If a transaction were structured to take advantage of these provisions rather than other "tax free" provisions provided under the Code, all prior stockholders would in such circumstances retain 20% or less of the total issued and outstanding shares of the surviving entity. Under other circumstances, depending upon the relative negotiating strength of the parties, prior stockholders may retain substantially less than 20% of the total issued and outstanding shares of the surviving entity. This could result in substantial additional dilution to the equity of those who were stockholders of the Company prior to such reorganization.

The present stockholders of the Company will likely not have control of a majority of the voting securities of the Company following a reorganization transaction. As part of such a transaction, all or a majority of the Company's directors may resign, and one or more new directors may be appointed without any vote by stockholders.

In the case of an acquisition, the transaction may be accomplished upon the sole determination of management without any vote or approval by stockholders. In the case of a statutory merger or consolidation directly involving the Company, it will likely be necessary to call a stockholders' meeting and obtain the approval of the holders of a majority of the outstanding securities. The necessity to obtain such stockholder approval may result in delay and additional expense in the consummation of any proposed transaction and will also give rise to certain appraisal rights to dissenting stockholders. Most likely, management will seek to structure any such transaction so as not to require stockholder approval.  However, due to the share ownership of management, even if stockholder approval is required, management will also control the shareholder vote.

It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial cost for accountants, attorneys and others. If a decision is made not to participate in a specific business opportunity, the costs theretofore incurred in the related investigation might not be recoverable. Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in the loss to the Company of the related costs incurred.

We presently have no employees apart from our management. Our management is engaged in outside business activities and anticipates that they will devote very limited time to our business until the acquisition of a successful business opportunity has been identified. We expect no significant changes in the number of our employees other than such changes, if any, incident to a business combination.

Item 1A.	Risk Factors.

An investment in our securities is highly speculative and subject to numerous and substantial risks. These risks include those set forth below and elsewhere in this Form 10-K. Readers are encouraged to review these risks carefully before making any investment decision.

There may be conflicts of interest between our management and our non-management stockholders.

Conflicts of interest create the risk that management may have an incentive to act adversely to the interests of the Company. A conflict of interest may arise between our management's personal pecuniary interest and its fiduciary duty to our stockholders. In addition, our management may in the future be involved with other blank check companies, and in the pursuit of business combinations, conflicts with such other blank check companies may arise. If we and any other blank check companies that our management are affiliated with in the future desire to take advantage of the same opportunity, then those members of management that are affiliated with both companies would abstain from voting upon the opportunity. In the event of identical officers and directors, the officers and directors will arbitrarily determine the company that will be entitled to proceed with the proposed transaction.  In addition, management is considering acquiring or entering into an agreement with a company affiliated with the Company's President and controlling shareholder.  The relationship between this potential target company and the Company's President and controlling shareholder constitutes a conflict of interest with respect to the decision as to whether to engage in that potential acquisition.

Our business is difficult to evaluate because we have limited operating history.

Historically, the Company has a very limited operating history, and at present has no operations or revenue and only minimal assets. Therefore, there is a risk that we will be unable to consummate a business combination. We have no significant assets or financial resources. We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in our incurring a net operating loss that will increase continuously until we can consummate a business combination with a profitable business opportunity. We cannot assure you that we can identify a suitable business opportunity and consummate a business combination.

There is competition for those private companies suitable for a merger transaction of the type contemplated by management.

The Company is in a highly competitive market for a small number of business opportunities which could reduce the likelihood of consummating a successful business combination. We are and will continue to be an insignificant participant in the business of seeking mergers with, joint ventures with and acquisitions of small private and public entities. A large number of established and well-financed entities, including small public companies and venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us. Nearly all these entities have significantly greater financial resources, technical expertise and managerial capabilities than we do; consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. These competitive factors may reduce the likelihood of our identifying and consummating a successful business combination.

Future success is highly dependent on the ability of management to locate and attract a suitable acquisition.

The nature of our operations is highly speculative and there is a consequent risk of loss of your investment. The success of our plan of operation will depend to a great extent on the operations, financial condition and management of the identified business opportunity. While management intends to seek business combination(s) with entities having established operating histories, we cannot assure you that we will be successful in locating candidates meeting that criterion. In the event we complete a business combination, the success of our operations may be dependent upon management of the successor firm or venture partner firm and numerous other factors beyond our control.

The Company has no existing agreement for a business combination or other transaction.

We have no arrangement, agreement or understanding with respect to engaging in a merger with, joint venture with or acquisition of, a private or public entity. Management is considering acquiring or entering into an agreement with a company affiliated with the Company's President and controlling shareholder that has been formed to primarily focus on the health benefits associated with the Acer Truncatum tree that is native to China; however, a final decision as to whether to acquire that company has not been made at this time. No assurances can be given that we will successfully identify and evaluate suitable business opportunities or that we will conclude a business combination. We cannot guarantee that we will be able to negotiate a business combination on favorable terms, and there is consequently a risk that funds allocated to the purchase of our shares will not be invested in a company with active business operations.

Management intends to devote only a limited amount of time to seeking a target company which may adversely impact our ability to identify a suitable acquisition candidate.

While seeking a business combination, management anticipates devoting very limited time to the Company's affairs. We have not entered into a written employment agreement with all of our management,  and we do not expect to do so in the foreseeable future. This limited commitment may adversely impact our ability to identify and consummate a successful business combination.

The time and cost of preparing a private company to become a public reporting company may preclude us from entering into a merger or acquisition with the most attractive private companies.

Target companies that fail to comply with SEC reporting requirements may delay or preclude acquisition. Sections 13 and 15(d) of the Exchange Act require reporting companies to provide certain information about significant acquisitions, including certified financial statements for the company acquired, covering one, two or three years, depending on the relative size of the acquisition. The time and additional costs that may be incurred by some target entities to prepare these statements may significantly delay or essentially preclude consummation of an acquisition. Otherwise suitable acquisition prospects that do not have or are unable to obtain the required audited statements may be inappropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.

The Company may be subject to further government regulation, which would adversely affect our operations.

Although we are subject to the reporting requirements under the Exchange Act, management believes we are not subject to regulation under the Investment Company Act of 1940, as amended (the "Investment Company Act"), since we are not engaged in the business of investing or trading in securities. If we engage in business combinations which result in our holding passive investment interests in a number of entities, we could be subject to regulation under the Investment Company Act. If so, we would be required to register as an investment company and could be expected to incur significant registration and compliance costs. We have obtained no formal determination from the SEC as to our status under the Investment Company Act and, consequently, violation of the Investment Company Act could subject us to material adverse consequences.

Any potential acquisition or merger with a foreign company may subject us to additional risks.

If we enter into a business combination with a foreign company, we will be subject to risks inherent in business operations outside of the United States. These risks include, for example, currency fluctuations, regulatory problems, punitive tariffs, unstable local tax policies, trade embargoes, risks related to shipment of raw materials and finished goods across national borders and cultural and language differences. Foreign economies may differ favorably or unfavorably from the United States economy in growth of gross national product, rate of inflation, market development, rate of savings and capital investment, resource self-sufficiency and balance of payments positions, and in other respects.

There is no trading market for our Common Stock, and liquidity of shares of our Common Stock is severely limited.

There is no public trading market for our Common Stock. Further, we do not anticipate that a public trading market will develop in the foreseeable future unless and until the Company completes a business combination with an operating business, and the Company files a registration statement with the SEC to register shares for resale. Accordingly, the liquidity of our shares of Common Stock is severely limited.

We have never paid dividends on our Common Stock.

We have never paid dividends on our Common Stock and do not presently intend to pay any dividends in the foreseeable future. We anticipate that any funds available for payment of dividends will be re-invested into the Company to further its business strategy.

The Company may be subject to certain tax consequences in our business, which may increase our cost of doing business.

We may not be able to structure our acquisition to result in tax-free treatment for the companies or their stockholders, which could deter third parties from entering into certain business combinations with us or result in being taxed on consideration received in a transaction. Currently, a transaction may be structured so as to result in tax-free treatment to both companies, as prescribed by various federal and state tax provisions. We intend to structure any business combination so as to minimize the federal and state tax consequences to both us and the target entity; however, we cannot guarantee that the business combination will meet the statutory requirements of a tax-free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non-qualifying reorganization could result in the imposition of both federal and state taxes that may have an adverse effect on both parties to the transaction.

Our business will have no revenue unless and until we merge with or acquire an operating business.

We are a development stage company and have had no revenue from operations. We may not realize any revenue unless and until we successfully merge with or acquire an operating business.

The Company intends to issue more shares in a merger or acquisition, which will result in substantial dilution.

Our Certificate of Incorporation authorizes the issuance of a maximum of 100,000,000 shares of Common Stock. Any merger or acquisition effected by us may result in the issuance of additional securities without stockholder approval, and the substantial dilution in the percentage of our Common Stock held by our then existing stockholders. Moreover, the Common Stock issued in any such merger or acquisition transaction may be valued on an arbitrary or non-arm's-length basis by our management, resulting in an additional reduction in the percentage of Common Stock held by our then existing stockholders. Our Board of Directors has the power to issue any or all of such authorized but unissued shares without stockholder approval. To the extent that additional shares of Common Stock or preferred stock are issued in connection with a business combination or otherwise, dilution to the interests of our stockholders will occur and the rights of the holders of Common Stock might be materially and adversely affected.

We are controlled by our management, whose interest may differ from those of the other shareholders.

As of the date of this filing, Ms. CHANG Ting Ting, the Company's President, Secretary and Treasurer and the sole director of the Company, has sole voting power over 8,000,000 shares of the Company's Common Stock, or approximately 94.1% of the outstanding shares of Common Stock. Therefore, Ms. Chang is in a position to elect the Board of Directors and to control the business and affairs of the Company including significant corporate actions such as mergers and acquisitions, the sale or purchase of assets and the issuance and sale of our securities. The Company also may be prevented from entering into transactions that could be beneficial to the Company's other shareholders. The interest of our largest shareholder may differ from the interests of our other shareholders.

Our principal stockholder may engage in a transaction to cause the Company to repurchase its shares of Common Stock.

In order to provide an interest in the Company to a third party, our principal stockholder may choose to cause the Company to sell Company securities to third parties, with the proceeds of such sale being utilized by the Company to repurchase its shares of Common Stock. As a result of such transaction, our management, principal stockholders and Board of Directors may change.

The Company has conducted limited market research of business opportunities, which may affect our ability to identify a business to merge with or acquire.

The Company has conducted limited market research concerning prospective business opportunities. Although management is considering acquiring or entering into an agreement with a company affiliated with the Company's President and controlling shareholder that has been formed to primarily focus on the health benefits associated with the Acer Truncatum tree that is native to China, a final decision as to whether to acquire that company has not been made at this time. We have no assurances that market demand exists for a merger or acquisition as contemplated by us. Our management has not identified any specific business combination or other transaction for formal evaluation by us (other than the company affiliated with our President and controlling shareholder), and it may be expected that any such target business or transaction would present a higher level of risk than a conventional private or public offering of securities or conventional bank financing. There is no assurance that we will be able to acquire a business opportunity on terms favorable to us. Decisions as to which business opportunity to participate in will be unilaterally made by our management, which may act without the consent, vote or approval of our other stockholders.

Because we may seek to complete a business combination through a "reverse merger," following such a transaction we may not be able to attract the attention of major brokerage firms.

Additional risks may exist since we will assist a privately held business to become public through a "reverse merger." Securities analysts of major brokerage firms may not provide coverage of our Company since there is no incentive to brokerage firms to recommend the purchase of our Common Stock. No assurance can be given that brokerage firms will want to conduct any secondary offerings on behalf of our post-merger company in the future.

We cannot assure you that following a business combination with an operating business, our Common Stock will be listed on NASDAQ or any other securities exchange.

Following a business combination, we may seek the listing of our Common Stock on NASDAQ or the New York Stock Exchange. However, we cannot assure you that following such a transaction, we will be able to meet the initial listing standards of either of those or any other stock exchange, or that we will be able to maintain a listing of our Common Stock on either of those or any other stock exchange. After completing a business combination, until our Common Stock is listed on the NASDAQ or another stock exchange, we expect that our Common Stock would be eligible to trade on the OTC Bulletin Board, another over-the-counter quotation system or on the "pink sheets," where our stockholders may find it more difficult to dispose of shares or obtain accurate quotations as to the market value of our Common Stock. In addition, we would be subject to an SEC rule that, if we failed to meet the criteria set forth in such rule, imposes various practice requirements on broker-dealers who sell securities governed by the rule to persons other than established customers and accredited investors. Consequently, such rule may deter broker-dealers from recommending or selling our Common Stock, which may further affect its liquidity. This would also make it more difficult for us to raise additional capital following a business combination.

This report on Form 10-K contains forward-looking statements and information relating to us, our industry and other businesses.

The forward-looking statements contained in this Annual Report are based on the beliefs of our management, as well as assumptions made by and information currently available to our management. When used in this Annual Report, the words "estimate," "project," "believe," "anticipate," "intend," "expect" and similar expressions are intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are subject to risks and uncertainties that may cause our actual results to differ materially from those contemplated in our forward-looking statements. We caution you not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report. We do not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this Annual Report or to reflect the occurrence of unanticipated events.

Item 1B.	Unresolved Staff Comments.

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 2.	Properties.

The Company neither rents nor owns any properties. The Company utilizes the office space and equipment of a business associate of management in Hong Kong at no cost. Management estimates the value of such office space and equipment to be immaterial.  The Company currently has no policy with respect to investments or interests in real estate, real estate mortgages or securities of, or interests in, persons primarily engaged in real estate activities.

Item 3.	Legal Proceedings.

To the best knowledge of our management, there are presently no material pending legal proceedings to which the Company, any executive officer or any owner of record or beneficially of more than five percent of any class of voting securities is a party or as to which any of its property is subject, and no such proceedings are known to the Company to be threatened or contemplated against it.

Item 4.	Mine Safety Disclosures.

Not Applicable.

PART II

Item 5.	Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Market

There is currently no public market for the Company's securities.

Following a business combination, a target company will normally wish to cause the Company's Common Stock to trade in one or more United States securities markets.  The target company may elect to take the steps required for such admission to quotation following the business combination or at some later time.

Common Stock

Our Certificate of Incorporation authorizes the issuance of up to 100,000,000 shares of common stock, par value $.0001 per share (the "Common Stock"). The Common Stock is not "listed" on a publicly-traded market. As of December 31, 2017, there were 3 holders of record of the Common Stock and an aggregate of 8,500,000 shares of Common Stock outstanding. All of these shares are "restricted" securities and cannot be resold unless sold pursuant to an exemption from the registration provisions of the Securities Act or under an effective registration statement under the Securities Act.

Preferred Stock

Our Articles of Incorporation authorize the issuance of up to 20,000,000 shares of $.0001 par value preferred stock. No shares of the Company's $.0001 par value preferred stock are issued or outstanding.

Dividend Policy

The Company has not declared or paid any cash dividends on its Common Stock and does not intend to declare or pay any cash dividend in the foreseeable future. The payment of dividends, if any, is within the discretion of the Board of Directors and will depend on the Company's earnings, if any, its capital requirements and financial condition and such other factors as the Board of Directors may consider.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

During the fiscal year ended December 31, 2017, the Company issued 8,000,000 shares of its Common Stock to CHANG Ting Ting pursuant to Section 4(a)(2) of the Securities Act in connection with the change of control to Ms. Chang that occurred on May 3, 2017. As a result, Ms. Chang owns 94.1% of the Company's issued and outstanding shares of Common Stock.

Issuer Purchases of Equity Securities

None.

Item 6.	Selected Financial Data.

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operation.

Forward Looking Statement Notice

The following discussion should be read in conjunction with the Company's financial statements, which are included elsewhere in this Form 10-K.

Certain statements made in this Annual Report on Form 10-K are "forward-looking statements" (within the meaning of the Private Securities Litigation Reform Act of 1995) in regard to the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company (referred to herein as "we," "us," "our" or the "Company") to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based, in part, on assumptions involving its ability to identify a target candidate, to negotiate the terms of the acquisition of the target candidate and then to consummate the acquisition. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Annual Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

All forward-looking statements speak only as of the date on which they are made. The Company undertakes no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made, except as required by federal securities and any other applicable law.

Description of Business

The Company intends to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. Our principal business objective for the next twelve months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. Management is considering acquiring or entering into an agreement with a company affiliated with the Company's President and controlling shareholder that has been formed to primarily focus on the health benefits associated with the Acer Truncatum tree that is native to China. A final decision as to whether to acquire that company has not been made at this time. If we do not acquire the company associated with our President and controlling shareholder, we intend to seek a potential target company in the biotech or biopharma industry in China.

The Company currently does not engage in any business activities that provide cash flow.  During the next twelve months we anticipate incurring costs related to:

(i)	filing Exchange Act reports, and
(ii)	investigating, analyzing and consummating an acquisition.

We believe we will be able to meet these costs through loans or investments by our stockholders, management or other investors.  There are no assurances that the Company will be able to secure any additional funding as needed. Currently, our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due.  Our ability to continue as a going concern is also dependent on our ability to find a suitable target company and enter into a possible reverse merger with such company. Management's plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances; however, there is no assurance of additional funding being available.

The Company may consider acquiring a business which has recently commenced operations, is a developing company in need of additional funds for expansion into new products or markets, is seeking to develop a new product or service or is an established business which may be experiencing financial or operating difficulties and is in need of additional capital. In the alternative, a business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital, but which desires to establish a public trading market for its shares while avoiding, among other things, the time delays, significant expense and loss of voting control which may occur in a public offering.

Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks. Our management anticipates that it will likely be able to effect only one business combination, due primarily to our limited financing and the dilution of interest for present and prospective stockholders which is likely to occur as a result of our management's plan to offer a controlling interest to a target business in order to achieve a tax-free reorganization. This lack of diversification should be considered a substantial risk in investing in us because it will not permit us to offset potential losses from one venture against gains from another.

The Company anticipates that the selection of a business combination will be complex and extremely risky.  Through information obtained from industry publications and professionals, our management believes that there are numerous firms seeking the perceived benefits of becoming a publicly traded corporation. Such perceived benefits of becoming a publicly traded corporation include, among other things, facilitating or improving the terms on which additional equity financing may be obtained, providing liquidity for the principals of and investors in a business, creating a means for providing incentive stock options or similar benefits to key employees and offering greater flexibility in structuring acquisitions, joint ventures and the like through the issuance of stock. Potentially available business combinations may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.  We do not currently intend to retain any entity to act as a "finder" to identify and analyze the merits of potential target businesses.

Results of Operations

We have not generated any revenue to date and have incurred recurring losses since inception. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.  Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation. We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities. It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company's plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the fiscal years ended December 31, 2017 and 2016

Revenues

The Company did not generate any revenues during the fiscal years ended December 31, 2017 and December 31, 2016.

Total operating expenses

During the year ended December 31, 2017, we incurred operating expenses of $27,191 compared to $2,062 incurred during the year ended December 31, 2016. Operating expenses incurred during the year ended December 31, 2017 were generally related to financial and administrative contracted services, such as legal and accounting, costs to prepare the Company's electronic filings with the SEC, and developmental costs. The increase in operating expenses was primarily due to legal expenses associated with preparing and filing our periodic reports with the SEC, the redomiciling of the Company from Delaware to the Cayman Islands and accounting and review costs associated with our financial statements.

Net loss

For the fiscal year ended December 31, 2017, the Company had a net loss of $27,191, as compared to a net loss of $2,062 for the fiscal year ended December 31, 2016.

 Liquidity and Capital Resources

As of December 31, 2017, the Company had total assets of $100, and as of December 31, 2016 the Company had total assets of $0. The Company's liabilities as of December 31, 2017 were $26,641, which was comprised of accrued expenses $14,041 and a related party payable of $12,600.  This compares with total liabilities of $750, comprised of accrued expenses, as of December 31, 2016. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, and financing activities for the years ended December 31, 2017, and 2016.
	Year ended December 31, 2017	Year ended December 31, 2016
Net Cash (Used in) Operating Activities	$(12,500)	$0
Net Cash Provided by Financing Activities	$12,600	$0

The Company has generated no revenues since inception. The Company is also dependent upon the receipt of capital investment or other financing to fund its ongoing operations and to execute its business plan of seeking a combination with a private operating company. In addition, the Company is dependent upon certain related parties to provide continued funding and capital resources. If continued funding and capital resources are unavailable on reasonable terms, the Company may not be able to implement its plan of operations.

Going Concern Consideration

The Company had no revenues and incurred a net loss of $27,191 for the fiscal year ended December 31, 2017. In addition, the Company had a working capital deficit of $26,541 and an accumulated deficit of $29,253 as of December 31, 2017. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Our auditors have issued a going concern opinion.  This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay for our expenses.  This is because we have not generated any revenues and have a limited operating history. There are no assurances that we will be able to either generate sufficient funds from the operations of a target company that we acquire or obtain additional financing through either private placements and/or bank financings or other loans necessary to support our working capital requirements.  To the extent that funds generated from operations and any private placements and/or bank financing are insufficient, we will have to raise additional working capital.  No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to us.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Contractual Obligations

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Critical Accounting Policies and Estimates

We prepare our financial statements in conformity with GAAP, which requires management to make certain estimates and apply judgments. We base our estimates and judgments on historical experience, current trends and other factors that management believes to be important at the time the condensed financial statements are prepared. On a regular basis, we review our accounting policies and how they are applied and disclosed in our condensed financial statements.

While we believe that the historical experience, current trends and other factors considered support the preparation of our condensed financial statements in conformity with GAAP, actual results could differ from our estimates and such differences could be material

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 8.	Financial Statements and Supplementary Data.

Audited financial statements begin on the following page of this report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of China Biotech Holdings Ltd

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of China Biotech Holdings Ltd (the Company) as of December 31, 2017 and 2016, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the year ended December 31, 2017 and for the period from April 4, 2016 (Inception) to December 31, 2016, and the related notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for the year ended December 31, 2017 and for the period from April 4, 2016 (Inception) to December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has not generated any revenues since inception. The Company has sustained continuing operating losses and working capital deficits. These conditions, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 2, which includes the raising of additional equity financing or merger with another entity. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KCCW Accountancy Corp.

We have served as the Company's auditor since 2016.

Los Angeles, California
April 16, 2018

CHINA BIOTECH HOLDINGS LIMITED
CONSOLIDATED BALANCE SHEETS

	December 31, 2017	December 31, 2016
Asset
Current assets
Cash and cash equivalents	$100	$0
Non-current assets
Long term investment	0	0
Total Assets	$100	$0

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accrued liabilities	$14,041	$750
Due to a related party	12,600	0
Total Liabilities	26,641	750

Stockholders' Equity

Prefered Stock, $0.0001 par value, 20,000,000 shares authorized, none issued and outstanding at December 31, 2017 and 2016, respectively
Common Stock, $0.0001 par value, 100,000,000 shares authorized; 8,500,000 and 20,000,000 shares issued and outstanding at December 31, 2017 and 2016, respectively	850	2,000
Discount on Common Stock	(850)	(2,000)
Additional Paid in Capital	2,712	1,312
Accumulated deficit	(29,253)	(2,062)
Total stockholders' deficit	(26,541)	(750)
Total Liabilities and Stockholders' Deficit	$100	$0

The accompanying notes are an integral part of these consolidated financial statements.

CHINA BIOTECH HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended December 31, 2017	For the period from April 4, 2016 (inception) to December 31, 2016

Revenue	$0	$0
Cost of Reveune	0	0
Gross Profit	0	0

Operating expenses	(27,191)	(2,062)

Loss before income taxes	(27,191)	(2,062)

Income Tax Expense	0	0

Net loss	$(27,191)	$(2,062)

Loss per share - basic and diluted	$(0.00)	$(0.00)

Weighted average shares-basic and diluted	12,353,425	20,000,000

The accompanying notes are an integral part of these consolidated financial statements.

CHINA BIOTECH HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

					Aditional
	Common Stock			Discount on	Paid-in	Accumulated
	Shares	Amount		Common Stock	Capital	Deficit	Total
Balance-April 4, 2016 (Inception)	0	$		$0	$0	$0	$0
Issuance of shares to founders	20,000,000		2,000	(2,000)	0	0	0
Contribution of capital	0		0	0	1,312	0	1,312
Net Loss	0		0	0	0	(2,062)	(2,062)
Balance-December 31, 2016	20,000,000		2,000	(2,000)	1,312	(2,062)	(750)
Redemption of shares	(19,500,000)		(1,950)	1,950	0	0	0
Issuance of shares as a result of change in control	8,000,000		800	(800)	0	0	0
Contribution of capital	0		0	0	1,400	0	1,400
Net Loss	0		0	0	0	(27,191)	(27,191)
Balance-December 31, 2017	8,500,000		$850	$(850)	$2,712	$(29,253)	$(26,541)

The accompanying notes are an integral part of these consolidated financial statements.

CHINA BIOTECH HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF CASH FLOWS

		For the period from
	For the year ended	April 4, 2016 (inception) to
	December 31, 2017	December 31, 2016
OPERATING ACTIVITIES
Net Loss	$(27,191)	$(2,062)
Non-cash adjustments to reconcile net loss to net cash:
Expenses paid for by stockholder and contributed as capital	1,400	1,312
Changes in Operating Assets and Liabilities:
Accrued liabilities	13,291	750
Net cash used in operating activities	(12,500)	$0
FINANCING ACTIVITIES
Net proceeds received from a related party	12,600	0
Net cash provided by financing activities	12,600	0

Net increase in cash	100	0
Cash and Cash Equivalents, Beginning of the Period	0	0
Cash and Cash Equivalents, End of the Period	$100	$0

Supplemental Disclosures of Cash Flow Information
Cash paid for income taxes	$0	0
Cash paid for interest	$0	0
Common stock issued to officers for no consideration	$800	$2,000

Redemption of common shares in connection with the change of control	$1,950	$0

The accompanying notes are an integral part of these consolidated financial statements.

China Biotech holdings Limited
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.  NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The Company acquired 100% of the equity of Zhong Yuan Bio-Technology Holdings Limited on 27 October 2017. Zhong Yuan Bio-Technology Holdings Limited has not commenced any business as at the date of this financial statements.

BASIS OF PRESENTATION

Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles ("GAAP"). Our consolidated financial statements include the accounts of China Biotech Holdings Limited and our wholly owned subsidiaries. The company is consolidating its wholly owned subsidiary. All intercompany transactions and balances have been eliminated in consolidation.  Our fiscal year ends on December 31.

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America.

1.  NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

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

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance Corporation limit as of December 31, 2017.

INCOME TAXES

Under ASC 740, "Income Taxes," deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized.  As of December 31, 2017 there were no deferred taxes due to the uncertainty of the realization of net operating loss or carry forward prior to expiration.

LOSS PER COMMON SHARE

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity.  As of December 31, 2017, there are no outstanding dilutive securities.

1.  NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

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

2.  GOING CONCERN

The Company has not yet generated any revenue since inception to date and has sustained operating losses of $27,191 for the year ended December 31,2017. The Company had a working capital deficit of $26,541 and an accumulated deficit of $29,253 as of December 31, 2017.  The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its members or other sources, as may be required.

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

3.  RECENT ACCOUNTING PRONOUNCEMENTS

In November 2016, the FASB issued Accounting Standards Update No. 2016-18, "Statement of Cash Flows (Topic 230): Restricted Cash" ("ASU 2016-18"). The new guidance is intended to reduce diversity in practice by adding or clarifying guidance on classification and presentation of changes in restricted cash on the statement of cash flows. ASU 2016-18 is effective for annual and interim periods beginning after December 15, 2017. Early adoption is permitted. The amendments in this update should be applied retrospectively to all periods presented. The Company does not expect that the adoption of this guidance will have a material impact on its consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments" ("ASU 2016- 15"). ASU 2016-15 will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017. The new standard will require adoption on a retrospective basis unless it is impracticable to apply, in which case it would be required to apply the amendments prospectively as of the earliest date practicable. Management believes that the impact of this ASU to the Company's consolidated financial statements would be insignificant.

In August 2014, the FASB issued ASU No. 2014-15, "Presentation of Financial Statements Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern". This standard is intended to define management's responsibility to evaluate whether there is substantial doubt about an organization's ability to continue as a going concern and to provide related footnote disclosures. Under U.S. GAAP, financial statements are prepared under the presumption that the reporting organization will continue to operate as a going concern, except in limited circumstances. Financial reporting under this presumption is commonly referred to as the going concern basis of accounting. The going concern basis of accounting is critical to financial reporting because it establishes the fundamental basis for measuring and classifying assets and liabilities. Currently, U.S. GAAP lacks guidance about management's responsibility to evaluate whether there is substantial doubt about the organization's ability to continue as a going concern or to provide related footnote disclosures. This ASU provides guidance to an organization's management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations today in the financial statement footnotes. The amendments are effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early application is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. The Company expects that the adoption of this ASU would not have a material impact on its consolidated financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force) and the United States Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future financial statements.

4.  INCOME TAX EXPENSE

No provision for income tax has been made as the Company incurred tax loss during the years ended December 31, 2017 and 2016.

5.  ACCRUED LIABILITIES

As of December 31, 2017 and 2016, the Company had accrued professional fees of $14,041 and $750, respectively.

6.  DUE TO A RELATED PARTY

The amounts due to a related party, $12,600 and $0 as of December 31, 2017 and 2016, respectively, are unsecured, interest-free and have no fixed repayment terms.

7.  STOCKHOLDERS' DEFICIT

On April 4, 2016, the Company issued 20,000,000 founders common stock to two directors and officers pro rata as founder shares for services rendered to the Company, valued at $0.0001 par value per share, for a total of $2,000.  The Company is authorized to issue 100,000,000 shares of common stock and 20,000,000 shares of preferred stock. On May 3, 2017, a change in control happened, and the company redeemed 19,500,000 shares of common stock and on May 4, 2017, the company issued 8,000,000 shares of common stock to the new owner.  As of December 31, 2017, 8,500,000 shares of common stock and no preferred stock were issued and outstanding.  During the fiscal year the holder of the 8,500,000 shares contributed $1,400 to the Company as additional paid in capital.

8.  SUBSEQUENT EVENT

Management has evaluated subsequent events through April 16, 2018, the date which the consolidated financial statements were available to be issued. With the exception of the Company's decision to redomicile the Company from Delaware to the Caymen Islands (which has not yet been effected), all subsequent events requiring recognition as of December 31, 2017 have been incorporated into these consolidated financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, "Subsequent Events."

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There are not and have not been any disagreements between the Company and its accountants on any matter of accounting principles, practices or financial statement disclosure.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our principal executive officer and principal financial officer at that time, CHANG Ting Ting, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Exchange Act, as of December 31, 2017. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were ineffective at such time to ensure that information required to be disclosed by us in the reports filed or submitted under the Exchange Act were recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Our principal executive officer and principal financial officer also concluded that our disclosure controls, which are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, were inappropriate to allow timely decisions regarding required disclosure.

Based on management's assessment, the Company determined that there were material weaknesses in its internal control over financial reporting as of December 31, 2017 based on the material weaknesses described below:

●    Because the Company had only one person acting as the sole officer and director of the Company during the fiscal year ended December 31, 2017, there were limited controls over information processing.

●    There was and is an inadequate segregation of duties consistent with control objectives as management was composed of only one person at fiscal year-end. Although there are two officers at this time, there remains an issue with inadequate segregation of duties. In order to remedy this situation, we would need to hire additional staff to provide greater segregation of duties. Currently, it is not feasible to hire additional staff to obtain optimal segregation of duties. Management will reassess this matter after the Company completes a reverse merger or business combination to determine whether improvement in segregation of duty is feasible.

●     The Company does not have a formal audit committee with a financial expert, and thus the Company lacks the board oversight role within the financial reporting process.

●     There is a lack of formal policies and procedures necessary to adequately review significant accounting transactions.

The Company utilizes a third party independent contractor for the preparation of its financial statements. Although the financial statements and footnotes are reviewed by our management, we do not have a formal policy to review significant accounting transactions and the accounting treatment of such transactions. The third party independent contractor is not involved in the day to day operations of the Company and may not be provided information from management on a timely basis to allow for adequate reporting/consideration of certain transactions.

As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of December 31, 2017. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness; yet important enough to merit attention by those responsible for oversight of the company's financial reporting.

In order to mitigate the foregoing material weakness, we hired Mr. Edward Sin as our Chief Financial Officer on February 1, 2018.  Mr. Sin is an Associate Chartered Accountant with the Institute of Chartered Accountants in England and Wales and a Certified Public Accountant with the Hong Kong Institute of Certified Public Accountants, and is qualified as a Financial Risk Manager with the Global Association of Risk Professionals.  He holds a Bachelor of Economics and Finance degree from the University of Hong Kong. Mr. Sin has experience in the preparation of financial statements in conformity with U.S. GAAP. We believe that this will lessen the possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Evaluation of Internal Controls and Procedures

Management is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Rule 13a-15(f) under the Exchange Act, internal control over financial reporting is a process designed by, or under the supervision of, the Company's principal executive, principal operating and principal financial officers, or persons performing similar functions, and effected by the Company's Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

The Company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company's assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of the Company's management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting at December 31, 2017, and determined that, as of December 31, 2017, our internal control over financial reporting was not effective.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to the exemption provided to issuers that are not "large accelerated filers" nor "accelerated filers" under the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Changes in Internal Controls over Financial Reporting

There have been no changes to our internal controls over financial reporting that occurred during our last fiscal year that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

(a) Identification of Directors and Executive Officers. The following table sets forth certain information regarding the Company's directors and executive officers:

Name	Age	Position
CHANG Ting Ting	28	President, Secretary, Treasurer and Sole Director
SIN Edward	33	Chief Financial Officer

Ms. Chang, age 28, serves as our President, Secretary, Treasurer and sole director, and has held those positions since May 4, 2017.  Since 2013, Ms. Chang has worked at Beijing Acer Truncatum Century Agriculture Science Technology Co. ("Beijing Acer").  From 2013 to 2016, she served as Beijing Acer's sales manager responsible for planning, implementing and directing the sales activities of the company including developing strategic plans, budget preparation and coordination of the sales teams. From 2016 to the present, Ms. Chang has served as Beijing Acer's Chief Executive Officer responsible for setting strategy and direction, modeling and setting the company's culture and values, leading and training the senior executive team and allocating capital.  In 2013, Ms. Chang received a MSC degree in Technology and Innovation Management from Sussex University, the United Kingdom and in 2012 she received a Bachelor of Arts degree in Product Design from the same university.  Ms. Chang serves without compensation.

Mr. Sin, age 33, serves as our Chief Financial Officer, and has held that position since February 1, 2018. Mr. Sin is an Associate Chartered Accountant with the Institute of Chartered Accountants in England and Wales and a Certified Public Accountant with the Hong Kong Institute of Certified Public Accountants, and is qualified as a Financial Risk Manager with the Global Association of Risk Professionals.  He holds a Bachelor of Economics and Finance degree from the University of Hong Kong. From 2012 to 2017 Mr. Sin was an Associate Director of Palm Asia Partners Limited, and supervised the corporate advisory team which provided advisory services on pre-IPO, fund raising, corporate restructuring, management consultancy, financial accounting. Also, during 2014 and 2015 Mr. Sin was the Financial Controller of Green Holdings Limited, a listed company on the Hong Kong Stock Exchange engaged in agribusiness.

The term of office of each director expires at our annual meeting of stockholders or until their successors are duly elected and qualified. Directors are not compensated for serving as such. Officers serve at the discretion of the Board of Directors.

There are no agreements or understandings for any officer or director to resign at the request of another person and neither of the above-named officers or the sole director is acting on behalf of or is acting at the direction of any other person.

(b) Significant Employees.

As of the date hereof, the Company has no significant employees.

(c) Family Relationships.

There are no family relationships among directors, executive officers or persons nominated or chosen by the issuer to become directors or executive officers.

(d) Involvement in Certain Legal Proceedings.

There have been no events under any bankruptcy act, no criminal proceedings and no judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of any director, executive officer, promoter or control person of the Company during the past five years.

(e) Prior Blank Check Company Experience

Ms. CHANG Ting Ting has not been involved with any other blank check companies.

Compliance with Section 16(a) of the Exchange Act

There were no delinquent reports required to be filed under Section 16(a) of the Exchange Act during the fiscal year ended December 31, 2017.

Nominating Committee

We have not adopted any procedures by which security holders may recommend nominees to our Board of Directors.

Audit Committee

We do not have an audit committee and the sole director does not qualify as a financial expert at this time.

Conflicts of Interest

There are no binding guidelines or procedures for resolving potential conflicts of interest. Failure by management to resolve conflicts of interest in favor of the Company could result in liability of management to the Company.  However, any attempt by shareholders to enforce a liability of management to the Company would most likely be prohibitively expensive and time consuming.

Corporate Governance

 Code of Ethics.  The Company has not at this time adopted a Code of Ethics pursuant to rules described in Regulation S-K.  The Company has only three shareholders, one of whom controls 94.1% of the Company's voting securities.  The Company has no operations or business. The adoption of a Code of Ethics at this time would not serve the primary purpose of such a code to provide a manner of conduct as the development, execution and enforcement of such a code would be by the same persons and only persons to whom such code applied.  Furthermore, because the Company does not have any activities, there are no activities or transactions which would be subject to this code.  At the time the Company enters into a business combination or other corporate transaction, the Company may consider adopting a Code of Ethics.  The Company does not maintain an Internet website on which to post a code of ethics.

Committees. At such time that the Company enters into a business combination and/or has additional shareholders and a larger Board of Directors and commences activities, the Company will consider creating committees of its Board of Directors, including both a nominating and an audit committee.

Item 11.	Executive Compensation.

During the period from inception to the fiscal year ended December 31, 2017, the Company's officers and directors did not receive any cash or other compensation,   Mr. Edward Sin is being compensated effective February 1, 2018, as described below under Employment Agreements. Ms. CHANG Ting Ting will not receive any compensation until the consummation of an acquisition. No compensation of any nature has been paid on account of services rendered by a director in such capacity. Our officers and directors intend to devote very limited time to our affairs.

It is possible that, after the Company successfully consummates a business combination with an unaffiliated entity, that entity may desire to employ or retain members of our management for the purposes of providing services to the surviving entity.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of its employees.

There are no understandings or agreements regarding compensation our management will receive after a business combination.

The Company does not have a standing compensation committee or a committee performing similar functions, since the Board of Directors has determined not to compensate the officers and directors until such time that the Company completes a reverse merger or business combination.

Employment Agreements

The Company is not a party to any employment agreements, except for the service agreement with Mr. Edward Sin, the Company's Chief Financial Officer.

Mr. Sin has entered into a one-year service agreement with the Company. The following summary of Mr. Sin's service agreement is qualified in its entirety by reference to the English translation of the full and complete terms of the agreement that was attached as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on February 9, 2018.  Under the agreement, Mr. Sin will receive a monthly service fee of RMB10,000, he will not be a full-time contractor to the Company and his working hours are flexible. He is expected to perform his duties both in Beijing, Peoples Republic of China, and in the Hong Kong Special Administrative Region. His duties will include working as the Company's Chief Financial Officer, coordinating the professional team work required for the Company as a reporting company under the Securities Exchange Act of 1934, as amended, and related matters. The employment agreement also provides that the agreement may be terminated by either party upon thirty (30) days' notice by one party to the other. The employment agreement contains a confidentiality provision relating to the Company's trade secrets, which is applicable both during and after the termination of the agreement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a)          The following tables set forth certain information as of March 31, 2018, regarding (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (ii) each director, nominee and executive officer of the Company and (iii) all officers and directors as a group.

Name and Address	Amount and Nature of Beneficial Ownership	Percentage of Class

CHANG Ting Ting (1) Suite 2432, Sun Hung Kai Centre 30 Harbour Road Wanchai, Hong Kong	8,000,000	94.12%

SIN Edward Suite 2432, Sun Hung Kai Centre 30 Harbour Road Wanchai, Hong Kong	0	0.00%

All Officers and Directors as a group (2 individuals)	8,000,000	94.12%

5% or Greater Holders:

None

(1) Ms. CHANG Ting Ting, the Company's sole director, President, Chief Executive Officer, Secretary and Treasurer, is the beneficial owner of these shares and has sole voting and investment power over the shares.

(b)          The Company currently has not authorized any compensation plans or individual compensation arrangements.

Item 13.	Certain Relationships and Related Transactions.

The Company utilizes the office space and equipment of a business associate of management in Hong Kong at no cost. Management estimates the value of such office space and equipment to be immaterial.

During the fiscal year ended December 31, 2017, CHANG Ting Ting our sole director and President paid either directly or indirectly expenses of the Company aggregating $12,600. These are fees CHANG Ting Ting paid on behalf of the Company.  The amount due to related party is unsecured, non-interest bearing, and due in demand.

On May 3, 2017, the Company effected a change of its control.  The Company cancelled an aggregate of 19,500,000 shares of the then 20,000,000 shares of outstanding stock valued at par.  James M. Cassidy resigned as the Company's president, secretary and director and James McKillop resigned as the Company's vice president and director.  CHANG Ting Ting was then named sole director of the Company and was named President, Secretary and Chief Financial Officer of the Company. On May 4, 2017, the Company issued 8,000,000 shares of its Common Stock to CHANG Ting Ting for no consideration as a result of the change in control.

Except as otherwise indicated herein, there have been no other related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 and Item 407(a) of Regulation S-K.

Item 14.	Principal Accounting Fees and Services

KCCW Accountancy Corp. ("KCCW") is the Company's independent registered public accounting firm.

Fees billed to the Company are set forth below:

	Fiscal Year Ended December 31, 2017	Fiscal Year Ended December 31, 2016
Audit Fees	$7,750	$1,750
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$7,750	$1,750

As of December 31, 2017, the Company did not have a formal documented pre-approval policy for the fees of the principal accountant. The Company does not have an audit committee. The percentage of hours expended on the principal accountant's engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees was 0%.

Part IV

Item 15.	Exhibits, Financial Statement Schedules

(a) We set forth below a list of our audited financial statements included in Item 8 of this Annual Report on Form 10-K.

(b) Index to Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description
31.1
Certification of the Company's Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Annual Report on Form 10-K for the year ended December 31, 2017

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA BIOTECH HOLDINGS LIMITED

Dated: April 16, 2018	By:	/s/ CHANG Ting Ting
CHANG Ting Ting
President, Chief Executive Officer, Secretary, Treasurer, and Sole Director

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 16, 2018	By:	/s/ CHANG Ting Ting
CHANG Ting Ting
President, Chief Executive Officer Secretary, Treasurer and Sole Director

Dated: April 16, 2018	By:	/s/ SIN Edward
SIN Edward
Chief Financial Officer and Principal Accounting Officer