Form 10-Q
period 2018-03-31
CHINA BIOTECH HOLDINGS Ltd (del)
filed 2018-05-15
CIK 1672886

  SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [X]    No  [_]

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.

Class	Outstanding at May 15, 2018
Common Stock, par value $0.0001	8,500,000

Documents incorporated by reference:            None

FINANCIAL STATEMENTS

Consolidated Balance Sheets as of March 31, 2018 (unaudited) and December 31, 2017	3

Unaudited Consolidated Statements of Operations for the three months ended March 31, 2018 and 2017	4

Unaudited Consolidated Statements of Cash Flows for the three months ended March 31, 2018 and 2017	5

Notes to Unaudited Consolidated Financial Statements	6-9

CHINA BIOTECH HOLDINGS LIMITED
CONSOLIDAED BALANCE SHEETS

	March 31, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current assets
Cash	$100	$100
Total assets	$100	$100

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accrued liabilities	$12,441	$14,041
Due to a related party	26,091	12,600
Total liabilities	38,502	26,641

Stockholders' Deficit
Preferred stock, $0.0001 par value 20,000,000 shares authorized; none issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	-	-
Common Stock, $0.0001 par value, 100,000,000 shares authorized; 8,500,000 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	850	850
Discount on Common Stock	(850)	(850
Additional paid-in capital	2,712	2,712
Accumulated deficit	(41,114)	(29,253

Total stockholders' deficit	(38,402)	(26,541

Total liabilities and stockholders' deficit	$100	$100

The accompanying notes are an integral part of these unaudited consolidated financial statements.

China Biotech Holdings Limited
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
	For the three months ended
	March 31, 2018	March 31, 2017

Revenue	$-	$-
Cost of revenue	-	-
Gross profit	-	-
Operating expenses	11,861	650
Loss before income taxes	(11,861)	(650
Income tax expense	-	-

Net loss	$(11,861)	$(650

Loss per share - basic and diluted	$(0.00)	$(0.00

Weighted average shares - basic and diluted	8,500,000	20,000,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

China Biotech Holdings Limited
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the three months ended
	March 31, 2018	March 31, 2017

OPERATING ACTIVITIES
Net loss	$(11,861)	$(650)

Non-cash adjustments to reconcile net loss to net cash:
Expenses paid for by stockholder and contributed as capital	-	400

Changes in Operating Assets and Liabilities:
Accrued liabilities	(1,630)	250

Net cash used in operating activities	(13,491)	-

FINANCING ACTIVITIES
Net proceeds received form related party	13,491	-
Net cash provided by financing activities	13,491	-

Net change in cash	-	-

Cash, beginning of period	-	-

Cash, end of period	$-	$-

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Income tax	$-	$-
Interest	$-	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

China Biotech Holdings Limited
Notes to Unaudited Consolidated Financial Statements

NOTE 1 - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The Company acquired 100% of the equity of Zhong Yuan Bio-Technology Holdings Limited on 27 October 2017. Zhong Yuan Bio-Technology Holdings Limited has not commenced any business as at the date of these financial statements.

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

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance Corporation limit as of March 31, 2018 and December 31, 2017, respectively.

INCOME TAXES

Under ASC 740, "Income Taxes," deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized.  As of March 31, 2018 and December 31, 2017, there were no deferred taxes due to the uncertainty of the realization of net operating loss or carry forward prior to expiration.

LOSS PER COMMON SHARE

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity.  As of March 31, 2018, and December 31, 2017, there were no outstanding dilutive securities.

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

NOTE 2 - GOING CONCERN

The Company has not yet generated any revenue since inception to date and has accumulated deficit of $41,114 and $29,253 as of March 31, 2018 and December 31,2017. The Company had a working capital deficit of $38,402 and $26,541 as of March 31, 2018 and  December 31, 2017.  The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its members or other sources, as may be required.

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

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

In January 2017, the FASB issued ASU No. 2017-1, “Business Combinations (Topic 805): Clarifying the definition of a Business”. The amendments in this ASU clarity the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Basically, these amendments provide a screen to determine when a set is not a business. If the screen is not met, the amendments in this ASU first, require that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output and second, remove the evaluation of whether a market participant could replace missing elements.  These amendments take effect for public businesses for fiscal years beginning after December 15, 2017 and interim periods within those periods, and all other entities should apply these amendments for fiscal years beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2019. The Company does not expect that the adoption of this guidance will have a material impact on its consolidated financial statements.

In November 2016, the FASB issued Accounting Standards Update No. 2016-18, "Statement of Cash Flows (Topic 230): Restricted Cash" ("ASU 2016-18"). The new guidance is intended to reduce diversity in practice by adding or clarifying guidance on classification and presentation of changes in restricted cash on the statement of cash flows. ASU 2016-18 is effective for annual and interim periods beginning after December 15, 2017. Early adoption is permitted. The amendments in this update should be applied retrospectively to all periods presented. Management believed that the impact of this ASU to the Company’s consolidated financial statements would be insignificant and would only impact the Company to the extent it has restricted cash in future.

In August 2016, the FASB issued ASU No. 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, to address diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows". The  amendments provide guidance on the following eight specific cash flow issues: (1) Debt Prepayment or Debt Extinguishment Costs; (2) Settlement of Zero-Coupon Debt Instruments or Other Debt Instruments with Coupon Interest Rates That Are Insignificant in Relation to the Effective Interest Rate of the Borrowing; (3) Contingent Consideration Payments Made after a Business Combination; (4) Proceeds from the Settlement of Insurance Claims; (5) Proceeds from the Settlement of Corporate-Owned Life Insurance Policies, including Bank-Owned; (6) Life Insurance Policies; (7) Distributions Received from Equity Method Investees; (8) Beneficial Interests in Securitization Transactions; and Separately Identifiable Cash Flows and Application of the Predominance Principle. The amendments are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The amendments should be applied using a retrospective transition method to each period presented. If it is impracticable to apply the amendments retrospectively for some of the issues, the amendments for those issues would be applied prospectively as of the earliest date practicable. . Management believed that the impact of this ASU to the Company’s consolidated financial statements would be insignificant.

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

NOTE 4 - INCOME TAX EXPENSE

No provision for income tax has been made as the company incurred tax loss for the three months ended March 31, 2018 and 2017.

NOTE 5 - ACCRUED LIABILITIES

As of March 31, 2018 and December 31,2017, the Company had accrued professional fees of $12,441 and $14,041, respectively.

NOTE 6 - DUE TO A RELATED PARTY

The amounts due to a related party were $26,091 and $12,600 as of March 31, 2018 and December 31, 2017, respectively, are unsecured, interest-free and have no fixed repayment terms

NOTE 7 - STOCKHOLDERS' DEFICIT

The Company is authorized to issue 100,000,000 shares of common stock and 20,000,000 shares of preferred stock.

On April 4, 2016, the Company issued 20,000,000 founders common stock to two directors and officers pro rata as founder shares valued at $0.0001 par value per share and for a total discount of $2,000.

On May 3, 2017, the Company effectuated a change in control and redeemed 19,500,000 shares of common stock.

On May 4, 2017, the company issued 8,000,000 shares of common stock to the new owner for no consideration as a result of the change in control

As of March 31, 2018 and December 31, 2017, 8,500,000 shares of common stock and no preferred stock were issued and outstanding.

NOTE 8 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through May 10, 2018, the date at which the financial statements were available to be issued, and has determined that there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events”.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Company's financial statements, which are included elsewhere in this Form 10-Q and in conjunction with the Company’s Annual Report on Form 10-K that was filed with the SEC on April 17, 2018.

Certain statements made in this Quarterly Report on Form 10-Q are "forward-looking statements" (within the meaning of the Private Securities Litigation Reform Act of 1995) in regard to the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company (referred to herein as "we," "us," "our" or the "Company") to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based, in part, on assumptions involving its ability to identify a target candidate, to negotiate the terms of the acquisition of the target candidate and then to consummate the acquisition. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Annual Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

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

The Company currently does not engage in any business activities that provide cash flow, and it has no operations.  During the next twelve months we anticipate incurring costs related to:

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

Results of Operations

We have not generated any revenue to date and have incurred recurring losses since inception. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.  Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation. We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities. It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company's plan of operation for the balance of this fiscal year shall be to complete the change of domicile from Delaware to the Cayman Islands and to continue its efforts to locate a suitable acquisition candidate.

For the three months ended March 31, 2018 and 2017

Revenues
The Company did not generate any revenues during the three-month period ended March 31, 2018 and for the three-month period ended March 31, 2017.

Total operating expenses
During the three months ended March 31, 2018, we incurred operating expenses of $11,861 compared to $650 incurred during the three months ended March 31, 2017. Operating expenses incurred during the three months ended March 31, 2018 were generally related to financial and administrative contracted services, such as legal and accounting, costs to prepare the Company's electronic filings with the SEC, and developmental costs. The increase in operating expenses was primarily due to legal expenses associated with preparing and filing our periodic reports with the SEC, the redomiciling of the Company from Delaware to the Cayman Islands and accounting and review costs associated with our financial statements.

Net loss
For the three months ended March 31, 2018, the Company had a net loss of $11,861, as compared to a net loss of $650 for the three months ended March 31, 2017.

 Liquidity and Capital Resources
As of March 31, 2018, and March 31, 2017, the Company had total assets of $100. The Company's liabilities as of March 31, 2018 were $38,502, which was comprised of accrued expenses $12,441 and a related party payable of $26,091.  This compares with total liabilities of $26,641, as of March 31, 2017, which was comprised of accrued expenses of  $14,041 and a related party payable of $12,600. . The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.
The following is a summary of the Company's cash flows provided by (used in) operating, and financing activities for the three months ended March 31, 2018, and 2017.
	Three months ended March 31, 2018	Three Months ended March 31, 2017
Net Cash (Used in) Operating Activities	$(13,491)	$0
Net Cash Provided by Financing Activities	$13,491	$0

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

Going Concern Consideration

The Company had no revenues and incurred a net loss of $11,861 for the three months year ended March 31, 2018. In addition, the Company had a working capital deficit of $38,402 and an accumulated deficit of $41,114 as of March 31, 2018. There is substantial doubt about our ability to continue as a going concern unless we are able to effect our business plan and raise funds necessary to continue operations. The financial statements have been prepared “assuming that we will continue as a going concern,” which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business. There can be no assurance that we will be able to continue as a going concern, and the financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.
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
While we believe that the historical experience, current trends and other factors considered support the preparation of our condensed financial statements in conformity with GAAP, actual results could differ from our estimates and such differences could be material.
ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk.

Information not required to be filed by Smaller reporting companies.

ITEM 4.  Controls and Procedures.

Disclosures and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our principal executive officer (who is also the principal financial and accounting officer) carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures under the Exchange Act. Based upon that evaluation, she concluded that our disclosure controls and procedures were not effective as of March 31, 2018, due to the material weaknesses resulting from a lack of personnel, the fact that the Board of Directors consists of one person and does not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Mr. Edward Sin, who was acting as the Company’s Chief Financial Officer resigned effective May 3, 2018, and Ms. CHAN has assumed his duties.

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

Not Applicable.

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

CHINA BIOTECH HOLDINGS LIMITED

By:   /s/ CHANG TingTing                 ____________________________
     CHANG TingTing, President and Chief Financial Officer

Dated:  May 15, 2018