Form 10-Q
period 2018-06-30
CHINA BIOTECH HOLDINGS Ltd (del)
filed 2018-10-25
CIK 1672886

  SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [X]    No  [_]

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.

Class	Outstanding at June 30, 2018
Common Stock, par value $0.0001	8,500,000

Documents incorporated by reference:            None

EXPLANATORY NOTES

On August 21, 2018, China Biotech Holdings Limited, a Delaware corporation (the “Company”), completed a redomicile merger to reorganize itself as a Cayman Islands company. Pursuant to the agreement and plan of merger dated as of November 15, 2017 (the “Merger Agreement”), the Company has merged with and into Zhong Yuan Bio-Technology Holdings Limited, an exempted company incorporated under the laws of the Cayman Islands and a wholly owned subsidiary of the Company (“ZY Cayman”), with ZY Cayman as the surviving company. Each issued and outstanding share of the common stock of the Company was converted into one ordinary share of ZY Cayman. The redomicile merger was previously reported in a Form 8-K filed with the United States Securities and Exchange Commission on August 28, 2018.

The Company has been redomiciled to the Cayman Islands and is no longer a Delaware company. However, the Company was a domestic company on June 30, 2018, and did not technically become a Cayman Islands company until August 21, 2018. Therefore, the Company is filing this Form 10-Q to comply with the periodic reporting requirements under the Securities Exchange Act of 1934, as amended (“Exchange Act”). At this time the Company is a Cayman Islands company and qualifies as a “Foreign Private Issuer.” As a Foreign Private Issuer, the Company will file periodic reports in the future under cover of Form 6-K and its Annual Report will be filed on Form 20-F. This quarterly report has not been reviewed by the Company’s outside auditors, since the Company is now a “Foreign Private Issuer” and such review will not be required in the future.

FINANCIAL STATEMENTS

Consolidated Balance Sheets as of June 30, 2018 (unaudited) and December 31, 2017	4

Unaudited Condensed Statements of Operations for the three and six months ended June 30, 2018 and for the period from April 4, 2016 (date of inception) to June 30, 2018	5

Unaudited Condensed Statements of Cash Flows for the six months ended June 30, 2018 and for the period from April 4, 2016 (inception) to June 30, 2018	6

Notes to Unaudited Consolidated Financial Statements	7-11

CHINA BIOTECH HOLDINGS LIMITED
CONSOLIDATED BALANCE SHEETS

	June 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current assets
Cash	$100	$100
Total assets	$100	$100

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accrued liabilities	$7,300	$14,041
Due to a related party	37,318	12,600
Total liabilities	44,618	26,641

Stockholders' Deficit
Preferred stock, $0.0001 par value 20,000,000 shares authorized; none issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	-	-
Common Stock, $0.0001 par value, 100,000,000 shares authorized; 8,500,000 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	850	850
Discount on Common Stock	(850)	(850
Additional paid-in capital	2,712	2,712
Accumulated deficit	(47,230)	(29,253

Total stockholders' deficit	(44,518)	(26,541

Total liabilities and stockholders' deficit	$100	$100

The accompanying notes are an integral part of these unaudited consolidated financial statements.

\
China Biotech Holdings Limited
UNAUDITED  CONDENSED STATEMENTS OF OPERATIONS

	For the three months ended June 30, 2018	For the six months ended June 30, 2018	For the period from April 4, 2016 (inception) to June 30, 2016

Revenue	$-	$-	$ $ -
Cost of revenue	-	-	-

Gross profit	-	-	-
Operating expenses	（6,116）	（18,361）	（47,614）

Loss before income taxes	(6,116)	(18,361)	(47,614)
Income tax expense	-		-

Net loss	$(6,116)	$(18,361)	$(47, 614)

Loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)

Weighted average shares - basic and diluted	8,500,000	8,500,000	20,000,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

China Biotech Holdings Limited
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the six months ended June 30, 2018		For the period from April 4, 2016 (inception) to June 30, 2018

Net loss		$(6,116)	$(35,369)

Non-cash adjustments to reconcile net loss to net cash:			2,712
Expenses paid for by stockholder and contributed as capital

Changes in Operating Assets and Liabilities:
Accrued liabilities		(5,111)	8,930

Net cash provided by (used in) operating activities		(11,227)	(23,727)

Net proceeds received from related party		11,227	24,727
Net change in cash		-	100

Cash, beginning of period		100	0

Cash, end of period		$100	$100

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Income tax		$-	$-

Interest		$-	$-

Noncash Investing and Financing Activities
Common stock issued to officers for no consideration	$		$-
Redemption of common shares in connection with the change of control	$		$-

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

On August 21, 2018, China Biotech Holdings Limited, a Delaware corporation (the “Company”), completed a redomicile merger to reorganize itself as a Cayman Islands company. Pursuant to the agreement and plan of merger dated as of November 15, 2017 (the “Merger Agreement”), the Company has merged with and into Zhong Yuan Bio-Technology Holdings Limited. an exempted company incorporated under the laws of the Cayman Islands and a wholly owned subsidiary of the Company (“ZY Cayman”), with ZY Cayman as the surviving company. Each issued and outstanding share of the common stock of the Company was converted into one ordinary share of ZY Cayman.
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

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance Corporation limit as of June 30, 2018 and December 31, 2017, respectively.

INCOME TAXES

Under ASC 740, "Income Taxes," deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized.  As of June 30, 2018 and December 31, 2017, there were no deferred taxes due to the uncertainty of the realization of net operating loss or carry forward prior to expiration.

LOSS PER COMMON SHARE

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity.  As of June 30, 2018, and December 31, 2017, there were no outstanding dilutive securities.

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

NOTE 2 - GOING CONCERN

The Company has not yet generated any revenue since inception to date and has accumulated deficit of $47,230 and $29,253 as of June 30, 2018 and December 31,2017. The Company had a working capital deficit of $44,518 and $26,541 as of June 30, 2018 and  December 31, 2017.  The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its members or other sources, as may be required.

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

NOTE 4 - INCOME TAX EXPENSE

No provision for income tax has been made as the company incurred tax loss for the six months ended June 30, 2018 and for the fiscal year ended December 31, 2017.

NOTE 5 - ACCRUED LIABILITIES

As of June 30, 2018 and December 31, 2017, the Company had accrued professional fees of $7,300 and $14,041, respectively.

NOTE 6 - DUE TO A RELATED PARTY

The amounts due to a related party were $37,318 and $12,600 as of June 30, 2018 and December 31, 2017, respectively, are unsecured, interest-free and have no fixed repayment terms

NOTE 7 - STOCKHOLDERS' DEFICIT

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

On May 4, 2017, the company issued 8,000,000 shares of common stock to the new owner for no consideration as a result of the change in control

As of June 30, 2018 and December 31, 2017, 8,500,000 shares of common stock and no preferred stock were issued and outstanding.

NOTE 8 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through October 10, 2018, the date at which the financial statements were available to be issued, and has determined that there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events”.

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

The Company currently does not engage in any business activities that provide cash flow, and it has no operations.  During the next twelve months we anticipate incurring costs related to:

(i)	filing Exchange Act reports, and
(ii)	investigating, analysing and consummating an acquisition.

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

The Company anticipates that the selection of a business combination will be complex and extremely risky.  Through information obtained from industry publications and professionals, our management believes that there are numerous firms seeking the perceived benefits of becoming a publicly traded corporation. Such perceived benefits of becoming a publicly traded corporation include, among other things, facilitating or improving the terms on which additional equity financing may be obtained, providing liquidity for the principals of and investors in a business, creating a means for providing incentive stock options or similar benefits to key employees and offering greater flexibility in structuring acquisitions, joint ventures and the like through the issuance of stock. Potentially available business combinations may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.  We do not currently intend to retain any entity to act as a "finder" to identify and analyse the merits of potential target businesses.

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

For the three months ended June 30, 2018 and 2017

Revenues
The Company did not generate any revenues during the three-month period ended June 30, 2018 and for the three-month period ended June 30, 2017.

Total operating expenses
During the three months ended June 30, 2018, we incurred operating expenses of $6,116 compared to $2,000 incurred during the three months ended March 31, 2017. Operating expenses incurred during the three months ended June 30, 2018 were generally related to financial and administrative contracted services, such as legal and accounting, costs to prepare the Company's electronic filings with the SEC, and developmental costs. The increase in operating expenses was primarily due to legal expenses associated with preparing and filing our periodic reports with the SEC, the redomiciling of the Company from Delaware to the Cayman Islands and accounting and review costs associated with our financial statements.

Net loss
For the three months ended June 30, 2018, the Company had a net loss of $6,116, as compared to a net loss of $2,000 for the three months ended June 30, 2017.

Liquidity and Capital Resources
As of June 30, 2018, and December 31, 2017, the Company had total assets of $100. The Company's liabilities as of June 30, 2018 were $44,618, which was comprised of accrued expenses $7,300 and a related party payable of $37,318.  This compares with total liabilities of $26,641, as of December 31, 2017, which was comprised of accrued expenses of  $14,041 and a related party payable of $12,600. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.
The following is a summary of the Company's cash flows provided by (used in) operating, and financing activities for the six months ended June 30, 2018, and 2017.
	Six months ended June 30, 2018	Six Months ended June 30, 2017
Net Cash (Used in) Operating Activities	$(11,227)	$-
Net Cash Provided by Financing Activities	$11,227	$-

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

 Going Concern Consideration
The Company had no revenues and incurred a net loss of $6,116 for the three months year ended June 30, 2018. In addition, the Company had a working capital deficit of $44,518 and an accumulated deficit of $47,230 as of June 30, 2018. There is substantial doubt about our ability to continue as a going concern unless we are able to effect our business plan and raise funds necessary to continue operations. The financial statements have been prepared “assuming that we will continue as a going concern,” which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business. There can be no assurance that we will be able to continue as a going concern, and the financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.
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

ITEM 4.  Controls and Procedures.

Disclosures and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our principal executive officer (who is also the principal financial and accounting officer) carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures under the Exchange Act. Based upon that evaluation, she concluded that our disclosure controls and procedures were not effective as of June 30, 2018, due to the material weaknesses resulting from a lack of personnel, the fact that the Board of Directors consists of one person and does not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Mr. Edward Sin, who was acting as the Company’s Chief Financial Officer resigned effective May 3, 2018, and Ms. CHAN has assumed his duties.

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

Dated:  October 24, 2018