Form 10-Q/A
period 2018-06-30
Zhong Yuan Bio-Technology Holdings Ltd
filed 2019-03-05
CIK 1672886

  SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q/A
(Amendment No. 1)

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

EXPLANATORY NOTES

We are filing this Amendment No. 1 on Form 10-Q/A to amend and restate in their entirety the following items of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 as originally filed with the Securities and Exchange Commission on October 24, 2018 (the “Original Form 10-Q”): (i) Item 1 of Part I “Financial Information,” (ii) Item 2 of Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and we have also updated the signature page, the certifications of our Chief Executive Officer and Chief Financial Officer in Exhibits 31.1 and 32.1. No other sections were affected, but for the convenience of the reader, this report on Form 10-Q/A restates in its entirety, as amended, our Original Form 10-Q. This report on Form 10-Q/A is presented as of the filing date of the Original Form 10-Q and does not reflect events occurring after that date, or modify or update disclosures in any way other than as required to reflect the restatement described below.

We have determined that our previously reported results for the quarter ended June 30, 2018, should not be relied upon because we did not have our quarterly financial results reviewed by our independent accounting firm. This Amendment No. 1 on Form 10-Q/A reflects the changes in “Financial Information” as well as the necessary conforming changes in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” resulting from the correction of these errors

FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets as of June 30, 2018 (unaudited) and December 31, 2017	4

Unaudited Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2018 and 2017	5

Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2018 and 2017	6

Notes to Unaudited Consolidated Financial Statements	7-10

CHINA BIOTECH HOLDINGS LIMITED
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current assets
Cash	$100	$100
Total assets	$100	$100

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accrued liabilities	$7,300	$14,041
Due to a related party	37,318	12,600
Total liabilities	44,618	26,641

Stockholders' Deficit
Preferred stock, $0.0001 par value 20,000,000 shares authorized; none issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	-	-
Common Stock, $0.0001 par value, 100,000,000 shares authorized; 8,500,000 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	850	850
Discount on Common Stock	(850)	(850)
Additional paid-in capital	2,712	2,712
Accumulated deficit	(47,230)	(29,253)

Total stockholders' deficit	(44,518)	(26,541)

Total liabilities and stockholders' deficit	$100	$100

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

China Biotech Holdings Limited
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended		For the six months ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017

Revenue	$-	$-	$-	$-
Cost of Revenue	-	-	-	-
Gross Profit	-	-	-	-

Operating expenses	6,116	2,000	17,977	2,650

Loss before income taxes	(6,116)	(2,000)	(17,977)	(2,650)

Income Tax Expense	-	-	-	-

Net loss	$(6,116)	$(2,000)	$(17,977)	$(2,650)

Loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares-basic and diluted	85,000,000	12,582,418	85,000,000	16,270,718

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

China Biotech Holdings Limited
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the six months ended June 30, 2018		For the six months ended June 30, 2017

OPERATING ACTIVITIES
Net loss		$(17,977)	$(2,650)
Non-cash adjustments to reconcile net loss to net cash:
Expenses paid for by stockholder and contributed as capital:		-	1,400
Changes in Operating Assets and Liabilities:
Accrued liabilities	(6,741)		1,250
Net cash used in operating activities		(24,718)	-
FINANCING ACTIVITIES
Net proceeds received from a related party		24,718	-
Net cash provided by financing activities		24,718	-

Net increase in cash		-	-

Cash, beginning of period		100	-

Cash, end of period		$100	$-

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Income tax		$-	$-

Interest		$-	$-

Noncash Investing and Financing Activities
Common stock issued to officers for no consideration	$		$800
Redemption of common shares in connection with the change of control	$		$1,950

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

China Biotech Holdings Limited
Notes to Unaudited Condensed Consolidated Financial Statements

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
BASIS OF PRESENTATION

Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles ("GAAP"). Our consolidated financial statements include the accounts of China Biotech Holdings Limited and our wholly owned subsidiary. The company is consolidating its wholly owned subsidiary. All intercompany transactions and balances have been eliminated in consolidation.  Our fiscal year ends on December 31.

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America.

USE OF ESTIMATES

The preparation of unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenues and expenses during the reporting periods.  Actual results could differ from those estimates.

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

NOTE 2 - GOING CONCERN

The Company has not yet generated any revenue since inception to date and has accumulated deficit of $47,230 and $29,253 as of June 30, 2018 and December 31, 2017. The Company had a working capital deficit of $44,518 and $26,541 as of June 30, 2018 and  December 31, 2017.  The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its members or other sources, as may be required.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern; however, the above condition raises substantial doubt about the Company's ability to do so. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

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

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

In January 2017, the FASB issued ASU No. 2017-1, “Business Combinations (Topic 805): Clarifying the definition of a Business”. The amendments in this ASU clarity the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Basically, these amendments provide a screen to determine when a set is not a business. If the screen is not met, the amendments in this ASU first, require that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output and second, remove the evaluation of whether a market participant could replace missing elements.  These amendments take effect for public businesses for fiscal years beginning after December 15, 2017 and interim periods within those periods, and all other entities should apply these amendments for fiscal years beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2019. The Company does not expect that the adoption of this guidance will have a material impact on its condensed consolidated financial statements.

In November 2016, the FASB issued Accounting Standards Update No. 2016-18, "Statement of Cash Flows (Topic 230): Restricted Cash" ("ASU 2016-18"). The new guidance is intended to reduce diversity in practice by adding or clarifying guidance on classification and presentation of changes in restricted cash on the statement of cash flows. ASU 2016-18 is effective for annual and interim periods beginning after December 15, 2017. Early adoption is permitted. The amendments in this update should be applied retrospectively to all periods presented. Management believed that the impact of this ASU to the Company’s condensed consolidated financial statements would be insignificant and would only impact the Company to the extent it has restricted cash in future.

In August 2016, the FASB issued ASU No. 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, to address diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows". The  amendments provide guidance on the following eight specific cash flow issues: (1) Debt Prepayment or Debt Extinguishment Costs; (2) Settlement of Zero-Coupon Debt Instruments or Other Debt Instruments with Coupon Interest Rates That Are Insignificant in Relation to the Effective Interest Rate of the Borrowing; (3) Contingent Consideration Payments Made after a Business Combination; (4) Proceeds from the Settlement of Insurance Claims; (5) Proceeds from the Settlement of Corporate-Owned Life Insurance Policies, including Bank-Owned; (6) Life Insurance Policies; (7) Distributions Received from Equity Method Investees; (8) Beneficial Interests in Securitization Transactions; and Separately Identifiable Cash Flows and Application of the Predominance Principle. The amendments are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The amendments should be applied using a retrospective transition method to each period presented. If it is impracticable to apply the amendments retrospectively for some of the issues, the amendments for those issues would be applied prospectively as of the earliest date practicable. . Management believed that the impact of this ASU to the Company’s condensed consolidated financial statements would be insignificant.

NOTE 4 - INCOME TAX EXPENSE

No provision for income tax has been made as the company incurred tax loss for the six months ended June 30, 2018 and 2017.

NOTE 5 - ACCRUED LIABILITIES

As of June 30, 2018 and December 31, 2017, the Company had accrued professional fees of $7,300 and $14,041, respectively.

NOTE 6 - DUE TO A RELATED PARTY

The amounts due to a related party were $37,318 and $12,600 as of June 30, 2018 and December 31, 2017, respectively, which was due to Ms. Tingting Chang, the Company's director and the major shareholder.  The amounts due to the related party are unsecured, interest-free and have no fixed repayment terms.

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

NOTE 8 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through February 20, 2019, the date the financial statements were available to be issued noting the following transactions that would impact the accounting for events or transactions in the current period or require additional disclosures.

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

For the three months and six months ended June 30, 2018 and 2017

Revenues
The Company did not generate any revenues during the three-month period and six-month period ended June 30, 2018 and 2017.

Total operating expenses
During the three months ended June 30, 2018, we incurred operating expenses of $6,116 compared to $2,000 incurred during the three months ended June 30, 2017. During the six months ended June 30, 2018, we incurred operating expenses of $17,977 compared to $2,650 incurred during the six months ended June 30, 2017. Operating expenses incurred during the three months and six months ended June 30, 2018 and 2017 were generally related to financial and administrative contracted services, such as legal and accounting, costs to prepare the Company's electronic filings with the SEC, and developmental costs. The increase in operating expenses was primarily due to legal expenses associated with preparing and filing our periodic reports with the SEC, the redomiciling of the Company from Delaware to the Cayman Islands and accounting and review costs associated with our financial statements.

Net loss
For the three months ended June 30, 2018, the Company had a net loss of $6,116, as compared to a net loss of $2,000 for the three months ended June 30, 2017. For the six months ended June 30, 2018, the Company had a net loss of $17,977, as compared to a net loss of $2,650 for the six months ended June 30, 2017.

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

	Six months ended June 30, 2018	Six Months ended June 30, 2017
Net Cash (Used in) Operating Activities	$(24,718)	$-
Net Cash Provided by Financing Activities	$24,718	$-

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

 Going Concern Consideration
The Company had no revenues and incurred a net loss of $17,977 for the six months year ended June 30, 2018. In addition, the Company had a working capital deficit of $44,518 and an accumulated deficit of $47,230 as of June 30, 2018. There is substantial doubt about our ability to continue as a going concern unless we are able to effect our business plan and raise funds necessary to continue operations. The financial statements have been prepared “assuming that we will continue as a going concern,” which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business. There can be no assurance that we will be able to continue as a going concern, and the financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.
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

ITEM 4.  Controls and Procedures.

Disclosures and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our principal executive officer (who is also the principal financial and accounting officer) carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures under the Exchange Act. Based upon that evaluation, she concluded that our disclosure controls and procedures were not effective as of June 30, 2018, due to the material weaknesses resulting from a lack of personnel, the fact that the Board of Directors consists of one person and does not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Mr. Edward Sin, who was acting as the Company’s Chief Financial Officer resigned effective May 3, 2018, and Ms. CHANG has assumed his duties.

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

Dated:  March 4, 2019